Form 10-K
period 1995-07-31
LINCOLN INTERNATIONAL CORP
filed 1995-11-06
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For fiscal year ended July 31, 1995    Commission File No. 0-5767

                LINCOLN INTERNATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

           Kentucky                               61-057092
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

    Suite No. 6, 120 Village Square
         Louisville, Kentucky                        40243
Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (502)245-8814

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                          Name of each
                                                 exchange on which
                                                     registered

             none                                       none

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (no-par) voting
                         Title of class

                Common Stock (no-par) non-voting
                         Title of class

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                                  NO

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

          No regular market exists for either class of stock.



          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 1995.

          Common (voting) 100,000  Common (non-voting) 1,532,320


               DOCUMENTS INCORPORATED BY REFERENCE

          (1)  Annual Report-- 1994-1995

          (2)  Information Statement--1995

          Portions of the above Annual Report and Information
Statement to be issued are hereby incorporated by reference into Parts II and III.

                            PART I


ITEM 1:  Business

          LINCOLN INTERNATIONAL CORPORATION (LINCOLN), incorporated in 1960, is engaged in the management of agricultural properties
(Bourbon Stock Yard).


          AGRI-BUSINESS:


               BOURBON STOCK YARD COMPANY (BOURBON)


          BOURBON has been in continuous operation for 160 years and was merged into LINCOLN in 1978.

          LINCOLN INTERNATIONAL entered into a lease agreement with Kentucky Livestock Exchange, a division of Michigan Livestock Exchange, a Michigan corporation, wherein, LINCOLN leased its stockyards operations consisting of approximately seven acres with the term of the lease being for a period of 10 years beginning on July 15th, 1995, and ending on July 14th, 2005, with provisions for payment of rent based on monthly pre-tax profits with a minimum rent provision of $18,000.00 for the first two years. The lease agreement is based primarily on the number of head of farm animals similar to that type of revenue received prior to the execution of the lease. (See Part IV, Item 14(6) as to the attachment of the lease provisions herein.)

          Prior to the lease agreement of July 15th, 1995, Lincoln's business consists of that of normal stock yard operations of handling, receiving, shipping and reshipping, transferring and yarding of all common types of livestock including cows, feeder cattle, hogs, feeder pigs, slaughter cattle and sheep and other related stock yard activities at Louisville, Kentucky (among the largest in Kentucky). The following schedule sets forth the amount of receipt of farm animals during the last three (3) fiscal years. Since sheep are of such a small number, they are not included within the receipts comparison.

                           1993      1994     1995

Feeder cattle            143,964   137,676   132,184
Slaughter cattle          52,927    52,252    50,745
Hogs                      51,101    47,664    45,875
Feeder pigs               14,440    11,532    11,390

          Most of the animals received come from the Kentucky-
Indiana area. There are numerous other smaller yards which provide little or no competition to BOURBON.

         Income is determined by the number of animals handled and poor market prices, weather conditions or disease over an extended period of time could materially affect the number of animals handled and thus affect its income. The animals are supplied by many farmers, none of which account for any material portion of the supply. See Item 7 of Part II herein.

          BOURBON is subject to the rules and regulations of and must file (publicly available) reports with, the Interstate Commerce Commission (ICC) and the United States Department of Agriculture (USDA). BOURBON'S disposal of its waste materials is in compliance with federal, state and local environmental laws.


          FINANCE BUSINESS:

               LINCOLN FINANCE COMPANY, INC. (LINCOLN FINANCE)

          LINCOLN INTERNATIONAL sold its last remaining finance office on December 1st, 1994, and therefore, as of the end of its fiscal year, July 31st, 1995, was a participant in no finance company operations.

          Prior to the sale of that finance office, the following represents the business of the Registrant in reference to its LINCOLN FINANCE business.

          LINCOLN FINANCE was organized and incorporated in 1960 and finances consumer and other related small loan company activities throughout the Commonwealth of Kentucky and as of July 31, 1994, had one (1) office. Lincoln Finance did finance all of its loans from its own capital.

          There were approximately five hundred eighty-one (581) loans. The average loan is approximately one thousand one hundred seventy ($1,170.00) Dollars with a normal maturity of twenty-four
(24) months. LINCOLN had experienced a loan loss of approximately three (3%) percent of its loans and a delinquent rate of approximately six (6%) percent which compares favorably with those in the industry. See Item 7 of Part II herein.

          LINCOLN FINANCE was in direct competition with numerous other small loan companies, some of which may have more experience and possess greater financial resources. LINCOLN FINANCE was licensed and regulated by the Kentucky Department of Banking in its rates of interest, size of loans, and other aspects of its operations as of December 1, 1994.

          EMPLOYEES:

          As of July 31, 1995, LINCOLN employed four (4) administrative personnel.



          MAJOR BUSINESS SEGMENTS - FINANCIAL DATA

          The following is a report of the major business segments and the corresponding financial data.

          Prior to July 31, 1995, the Company considered its activities to comprise two segments: (1) financial lending and
(2) agribusiness. After July 31, 1995, the company operated only an agribusiness. Summary data for 1995, 1994 and 1993 is as follows:



                             1995      %       1994      %       1993      %

Revenues:
  Finance                    $58,625   4      $180,462  12      $182,089  12
  Agribusiness             1,296,663  95     1,316,632  87     1,303,996  87
  Other                        6,884   1        10,164   1        11,420   1

    Consolidated          $1,362,172        $1,507,258        $1,497,505

Operating profit (loss):
  Finance                   $-15,243           $31,848           $23,204
  Agribusiness               161,081           132,454            95,117
    Total segments           145,838           164,302           118,321
  Corporate and other
    expenses                -246,312          -135,238          -133,261

    Income (loss) from
      operations            -100,474            29,064           -14,940
Nonoperating income          123,082             2,452               326
Interest expense            -104,336          -100,519           -90,722

    Loss before income
      taxes                 $-81,728          $-69,003         $-105,336

Total assets:
  Finance                       $491   0      $545,209  28      $554,569  27
  Agribusiness             1,283,533  79     1,333,934  68     1,389,036  69
    Total segments         1,284,024         1,879,143         1,943,605
  Corporate and other        339,342  21        80,426   4        94,191   4

    Consolidated          $1,623,366        $1,959,569        $2,037,796

Capital expenditures:
  Finance                         $0                $0                $0
  Agribusiness                 5,215             8,639            63,169
    Total segments             5,215             8,639            63,169
  Corporate and other            695             2,565             3,196

    Consolidated              $5,910           $11,204           $66,365

Depreciation and
    amortization:
  Finance                       $286              $832              $879
  Agribusiness                57,118            55,726            54,652
    Total segments            57,404            56,558            55,531
  Corporate and other         10,423            15,974            19,352

    Consolidated             $67,827           $72,532           $74,883


ITEM 2:  Properties

          The following are the various properties owned or leased by LINCOLN as of July 31, 1995.

                                     APPROXIMATE     LEASE EXPI-
                      TYPE OF        SQUARE FEET     RATION DATE
LOCATION              PROPERTY       FLOOR SPACE  (RENEWAL
OPTIONS)


                 LINCOLN ADMINISTRATIVE OFFICES

Louisville, KY        Offices         2,600.0 ft.      04/01/96


      *      *      *      *      *      *      *      *      *

                       BOURBON STOCK YARD

Louisville, KY       Stock yard       32,576.0 ft.      Owned
                     real estate        20.2 acres
                     & buildings

Louisville, KY       Right-of-way         NA            1995 (1)
                     for stock yard


Louisville, KY       Warehouse         4,000.0 ft.      Owned

Louisville, KY       Warehouse         9,000.0 ft.      Owned

      *      *      *      *      *      *      *      *      *

(1) The right-of-way is not essential to Bourbon's operations but does provide an easier access and egress from the facility.

      *      *      *      *      *      *      *      *      *

          The properties listed above are suitable and adequate for the various needs they supply.

          The total fixed annual rental for all of the above leased facilities (exclusive of taxes and other charges) was $14,450.


ITEM 3:  Legal Proceedings

          Neither LINCOLN nor any of its subsidiaries is engaged in any material legal proceedings.



ITEM 4:  Submission of Matters to a Vote of Security Holders

          The only item to be voted on at the annual meeting which will be held on the 8th day of December, 1995, is the election of directors. See Part III, Item 10.


                             PART II


ITEM 5:  Market for Registrant's Common Stock and Related
Stockholder Matters

          (1) There does not exist at the present time any regular market for any common stock of the Registrant, either the voting or non-voting.

          (2) There are approximately 1,800 shareholders of record of the common non-voting stock of LINCOLN. There are approximately 61 shareholders of record of the voting stock of LINCOLN.

          (3) The Registrant has never paid or declared any dividends.

          (4) The Registrant has filed a Schedule 13E-3 with the Securities and Exchange Commission as a "Tender Offer" wherein it will propose to purchase a maximum of 1,000,000 shares of the (no-par) (non-voting) common stock for a tender price of thirty-five ($.35) cents per share. Reference is made to that filing for specific information and is incorporated by reference herein.




ITEM 6:  Selected Financial Data

                              Years ending July 31

                          1995      1994      1993      1992      1991

Revenues               1362172   1507258   1497505   1517356   1892870

Income (loss) before
 extraordinary items    -87968    -73394   -105336     70167   -224105

Net income (loss)       -87968    -73394   -105336     70167   -224105

Earnings (loss) per
 common share:

Income (loss) before
 extraordinary items      -.05      -.04      -.07       .04      -.14

Net income (loss)         -.05      -.04      -.07       .04      -.14

Cash dividends               0         0         0         0         0

Total assets           1623366   1959569   2037796   2095261   3386107

Long-term obligations   733640    819788    871068    888814    871697





ITEM 7:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Agri-Business:

               Bourbon Stock Yard

          The revenues of Bourbon Stock Yard are based primarily on the number of livestock handled during the year. The number of livestock handled fluctuates by the cash price being paid for livestock, and various factors which influence farming conditions. Operating costs generally are influenced directly by the number of livestock received since additional labor is required to handle additional cattle.

          Over the past six (6) years Bourbon has averaged approximately 196,000 head of cattle per year. No year during the period has been over 7,000 head more or less than the average. The on farm inventory of cattle and calves in Kentucky at January 1, 1995 was the largest in 10 years, however, it was only up slightly over 1994 inventories. Hog inventories continue to decline in Kentucky as evidenced by a 7% decline as of January 1, 1995 as compared to 1994. During fiscal 1995 Bourbon handled approximately 48,000 hogs, which was approximately the same as in 1994.

          Net revenue from Stock Yard operations decreased by approximately $12,000 or 1% from the fiscal year ended July 31, 1994. This decrease in revenue was the result of decreased receipts of feeder and slaughter cattle during the year. During the year there was a decrease in the number of cattle received of approximately 2,000 head.

          Net revenue from Stock Yard operations increased by approximately $13,000 or 1% from the fiscal year ended July 31, 1993. This increase in revenue was the result of increased receipts from feed and truck wash services. During the year there was a decrease in the number of cattle received of 7,000 head and 4,000 hogs, however, a tariff increase in the third quarter of the previous year made up the monetary difference.

          Operating costs for the year ended July 31, 1995, were down approximately $40,000 or 4% as compared to 1994. The primary decrease in cost was the result of decreased cost of utilities and lost or stolen cattle.

          Operating costs for the year ended July 31, 1994, were down approximately $25,000 or 2% as compared to 1993. The primary decrease in cost was the result of decreased cost of labor. Utility and repairs cost increased during the period by approximately $32,000 during the period.

          Inflation is expected to account for an increase of approximately 3% - 4% in operating costs for goods and services purchased during the next fiscal year.

          During the last month of the fiscal year Lincoln entered into an agreement with Michigan Livestock Exchange whereby Michigan Livestock Exchange leased the Bourbon operations. Under the provisions of the lease Bourbon should be profitable during 1996.

          The Stock Yard has approximately $61,000 in accounts payable and accrued liabilities, which is within its cash flow ability to handle these obligations as they become due. Bourbon does not have any capital commitments at July 31, 1995. All funds in excess of expenses are available to the parent.


          FINANCE


               LINCOLN FINANCE CO.

          During the second quarter of the fiscal year Lincoln sold its remaining small loan office and reported a gain on the sale of approximately $117,000. This part of Lincoln is now inactive.


          CONSOLIDATED OPERATIONS

          Revenues from consolidated operations in 1995 decreased approximately $145,000 or 10% as compared to 1994. This decrease is primarily in the reduced revenue in the finance division.

          Revenues from consolidated operations in 1994 increased approximately $10,000 or 1% as compared to 1993. This increase is primarily in additional sales of feed and incidental items at Bourbon in fiscal 1994.

          Operating costs for the year ended July 31, 1994 were down approximately $15,000 or 1% as compared to 1994. The primary area of savings was in utilities.

          Operating costs for the year ended July 31, 1994 were down approximately $27,000 or 1% as compared to 1993. The primary area of savings was in salaries and wages.

          Operating costs, which include amortization and depreciation account for 114%, 105%, and 107% of net sales and operating revenues for the years 1995 to 1993 respectively.

          The company did not have any capital commitments at July 31, 1995.

          Working Capital at July 31, 1995 was approximately a negative $117,000 as compared to a working capital position of approximately a negative $59,000 at July 31, 1994. There were no defaults on loans payable during the year. The liquidity of the Company will depend on the lease arrangement with Michigan Livestock Exchange and the development of the remaining property owned by the Company.




ITEM 8:  Consolidated Financial Statements and Supplementary Data

          The response to this item is contained within a separate section of this report.


ITEM 9:  Changes in and Disagreements with Accountants

          None.


ITEM 10:

NAME, PRINCIPAL OCCUPATION
 AND OTHER POSITIONS WITH  DIRECTORS  SHARES OWNED AS OF 07/31/95
 LINCOLN FOR LAST 5 YEARS   SINCE  VOTING     %    NON-VOTING  %

Thurman L. Sisney,
President and CEO
Director, Age 49          1994  91,463(1) 91.46%  287,428 18.00%

Charles L. Hamilton
Chairman of Board and
Director, Age 69          1994  91,463(1) 91.46%  287,428 18.00%

Ronald Osborn,                     100      .10%       66  .001%
Secretary/Treasurer of
Lincoln International
Corp, Age 56                    _______________________________

Officers & Directors as a group 91,563    91.56%  287,494 18.00%

          (1) Includes shares held in names of Drivers and Drovers Diversified, Inc., a Kentucky corporation owned by Thurman L. Sisney and Charles L. Hamilton.

          Management has no reason to believe that any of the persons so named above will be unable or unavailable to accept nominations but should this occur, votes will be given for such other person or persons, if any, as the Board of Directors may recommend.


                 BUSINESS HISTORY OF DIRECTORS

          Thurman L. Sisney - Mr. Sisney is President, and Chief Executive Officer of Lincoln International Corporation. Mr. Sisney has a masters degree in business administration and law degree from the University of Louisville and has been in private practice since 1980. He has served as general counsel to the Kentucky Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. Mr. Sisney has also served as General Counsel and Deputy Commissioner of Agriculture and the Kentucky Department of Agriculture. Mr. Sisney is very active in civic and charitable organizations in the community including but not limited to the board of trustees of the Louisville Conference of the United Methodist Church, Founder and President of the International Association of Convention and Hospitality and Industry Attorney's Association.

          Charles L. Hamilton - Mr. Hamilton is Chairman of the Board of Directors of Lincoln International Corporation. Mr. Hamilton has a bachelor of science degree in agriculture from the University of Kentucky. He currently serves as president of Continental Industries, Inc. and is Vice-President of the Bullitt County Bank. He is serving on the board of supervision of the Bullitt County Soil Conservation District and has been a leader in agriculture for the Commonwealth of Kentucky. In 1994, he was inducted into the University of Kentucky Animal Science Hall of Fame and was chosen as man of the year by "Progressive Farmer" for distinguished service to the Kentucky Association of Conservation District. He has been recognized for outstanding service to Kentucky Pork Producers and the Louisville Agriculture Club as well as being recognized as distinguished alumni from University of Kentucky College of Agriculture. Mr. Hamilton has also served in 1991 to 1992 as Commissioner of Agriculture for the Kentucky Department of Agriculture and has served as chairman of the Kentucky Agriculture Resource Development Authority and State Advisory Board Task Force on Agriculture. Mr. Hamilton has also served in various civic activities including being president of the Bullitt County Chamber of Commerce.



ITEM 11:

          The directors received no compensation for 1994-1995.


ITEM 12 and ITEM 13:

          LINCOLN intends to file an Information Statement pursuant to Regulation 14(c) which contains all of the information required by Part III which information is incorporated herein by reference.


                             PART IV


ITEM 14:  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

          Part IV which relates to Item 14 concerning exhibits, financial statement schedules and reports is hereby amended to include the following items by reference.

          (3) Articles of Incorporation and By-Laws: The articles and by-laws of Lincoln International Corporation were filed as a part of its Form 10 filing in September of 1971.

          (10) Material Contracts: A copy of a contract for the sale of corporate assets between Farmers Friend Mineral Company, Inc., a Kentucky corporation, and wholly owned subsidiary of the Registrant, et al., to Music City Supplement Company, Inc., dated the 16th day of September, 1986, effective September 15, 1986.

          (3) A copy of a contract dated February 25, 1987, between Lincoln International Corporation (Registrant) and Continental Industries for the sale of inventory relating to LINCO Shell Products and retention of certain trade names or trademarks, a part of the agribusiness of Lincoln International Corporation.

          (4) Form 8-K filed September, 1991, reporting sale and disposition of assets of Lincoln Finance Company, Inc. to Kentucky Finance Co., Inc. of three (3) of the four (4) finance companies operated by Registrant.

          (5) Articles of Merger of majority held subsidiary, Professional Services, Inc., into Registrant as filed on Form 10K for fiscal year 1991-1992.

          Form 10-K - 1995 (1) A copy of the lease agreement dated July 15, 1995, between LINCOLN INTERNATIONAL CORPORATION and Kentucky Livestock Exchange (BOURBON STOCK YARD OPERATIONS) a division of Michigan Livestock Exchange, et al.

          Financial data and schedules are submitted separately as a separate schedule and are attached hereto.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Ronald Osborn, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 30th day of October, 1995.

                                LINCOLN INTERNATIONAL CORPORATION


                                     ____________________________
                                By:  Thurman L. Sisney, President
                                Date: ___________________________


                                      ___________________________
                                By:   Ronald Osborn, Sec./Treas.
                                Date: ___________________________


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.

SIGNATURE                          TITLE

(1)  Principal Executive Officers

_________________________________
Thurman L. Sisney                  President & Chairman of the
                                        Board

_________________________________
Ronald Osborn                      Secretary/Treasurer

(2)  Directors


_________________________________
Thurman L. Sisney                  Director


_________________________________
Charles Hamilton                   Director


                LINCOLN INTERNATIONAL CORPORATION

                     ANNUAL REPORT FORM 10-K










INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.




POTTER & COMPANY, LLP
Louisville, Kentucky
October 11, 1995

                LINCOLN INTERNATIONAL CORPORATION

                  Index to Financial Statements

                           Item 14(a)



The following consolidated financial statements of Lincoln
International Corporation and subsidiaries are incorporated by reference in Item 8:

     Consolidated balance sheets - July 31, 1995 and 1994

     Consolidated statements of operations - years ended
       July 31, 1995, 1994, and 1993

     Consolidated statements of stockholders' equity - years ended July 31, 1995, 1994, and 1993

     Consolidated statements of cash flows - years ended
       July 31, 1995, 1994, and 1993

     Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 1995, 1994, and 1993:

        I - Condensed financial information (parent company only)

       II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


                ADDITIONAL INFORMATION FURNISHED
            PURSUANT TO THE REQUIREMENTS OF FORM 10-K


SCHEDULE I

     LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED BALANCE SHEETS
                     July 31, 1995 and 1994



                                         1995           1994

                           A S S E T S

Current assets:
  Cash and cash equivalents              $331,447        $11,290
  Accounts receivable, net                 21,251         13,240
  Inventories                                   0            681
  Prepaid expenses and other
    current assets                          7,091         11,054
      Total current assets                359,789         36,265

Investments in subsidiaries             1,147,982      1,022,646
Net property, plant and equipment
  (Note 1)                              1,260,885      1,325,105
Net franchise license                           0         50,350

    Total assets                       $2,768,656     $2,434,366


                  L I A B I L I T I E S   A N D
             S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Notes payable                                $0        $90,379
  Current maturities of long-term debt
    (Note 1)                              167,558        226,084
  Accounts payable                         60,370         93,676
  Accrued expenses                         83,832         84,576

    Total current liabilities             311,760        494,715

Long-term debt, less current maturities
  (Note 1)                                733,640        777,688

Advances from subsidiaries              1,312,557        663,298

Stockholders' equity (Note 2):
  Common stock, $.50 stated value         816,160        816,160
  Additional paid-in capital              471,300        471,300
  Retained earnings (deficit)            -865,890       -777,924
                                          421,570        509,536

Less treasury stock, at cost               10,871         10,871

      Total stockholders' equity          410,699        498,665

      Total liabilities and
        stockholders' equity           $2,768,656     $2,434,366

                     See accompanying notes.

SCHEDULE I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED STATEMENTS OF OPERATIONS
                 Years ended July 31, 1995, 1994, and 1993



                                       1995      1994      1993

Revenues:
  Net service and operating revenues $1,194,763$1,254,838$1,268,683
  Net product sales                     119,689   111,803    96,213
  Loss on sale of assets                -28,501         0    -1,974
  Miscellaneous income                   26,223         0         0

                                      1,312,174 1,366,641 1,362,922

Costs and expenses:
  Cost of service and operating
    revenues                            914,457   863,045   926,419
  Cost of products sold                 104,169    97,982    87,866
  Operating, general and
    administrative expenses             383,117   407,748   373,366
  Interest expense - subsidiaries        19,399    51,493    44,380
  Interest expense - other              104,336   100,519    90,722

                                      1,525,478 1,520,787 1,522,753

Loss before income tax benefit         -213,304  -154,146  -159,831
Income tax benefit                            0         0         0

Loss before equity in net earnings
  of subsidiaries                      -213,304  -154,146  -159,831

Equity in net earnings of subsidiaries  125,336    80,745    51,511

    Net loss                           $-87,968  $-73,401 $-108,320




















                          See accompanying notes.

SCHEDULE I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED STATEMENTS OF CASH FLOWS
                 Years ended July 31, 1995, 1994, and 1993

                                            1995      1994      1993

Cash flows from operating activities:
 Net loss                                  $-87,968  $-73,401 $-108,320
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization             67,541    71,700    74,004
   Equity in net earnings of
    consolidated subsidiaries              -125,336   -80,745   -51,511
   Loss on sale of property,
    equipment, and operating assets          28,501         0     1,974
   Provision for losses on other
    receivables                                   0     3,081     8,000
   Reduction of cash value of life insurance
    as additional officers' compensation          0         0     9,793
   Change in assets and liabilities:
    (Increase) decrease in accounts
      receivables                            -8,011    -2,124     7,700
    (Increase) decrease in inventories          681       -73     1,204
    (Increase) decrease in other
      current assets                          3,963     1,522      -718
    Increase (decrease) in accounts payable -33,306    -2,589    44,770
    Increase (decrease) in accrued expenses    -744     7,334   -10,082

      Net cash used in operating activities-154,679   -75,295   -23,186

Cash flows from investing activities:
 Proceeds from disposal of property,
  equipment, and operating assets            24,440         0         0
 Purchases of property and equipment         -5,910   -11,204   -66,365

      Net cash provided by (used in)
        investing activities                 18,530   -11,204   -66,365

Cash flows from financing activities:
 Net borrowings (repayments) under
  short-term notes payable                  -90,379    -1,973     2,596
 Increase in advances from subsidiaries     649,259    86,187    65,088
 Proceeds from long-term debt                 1,389    25,489    58,068
 Principal payments on long-term debt      -103,963   -30,983   -34,075

      Net cash provided by financing
        activities                          456,306    78,720    91,677

      Net increase (decrease) in cash
        and cash equivalents                320,157    -7,779     2,126

      Cash and cash equivalents
        at beginning of year                 11,290    19,069    16,943

      Cash and cash equivalents
        at end of year                     $331,447   $11,290   $19,069
                             See accompanying notes.

SCHEDULE I

             LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              July 31, 1995 and 1994



1.  Long-term debt

   Long-term debt consists of the following:

                                             1995      1994

   12% subordinated capital notes, various
     maturity dates, unsecured.             $170,852  $252,999

   Mortgage note payable, interest at 1.5%
     over prime (prime was 8.75% as of
      July 31, 1995), monthly payments of
      $7,566, including principal and
      interest, final payment due
      June 2011, secured by real
      property.                              730,346   747,700

   Note payable, interest at 10% monthly
     payments of $356, including principal
     and interest, final payment February
     1995, collateralized by equipment,
     interest payments due annually.               0     3,073

                                             901,198 1,003,772

   Less current maturities                   167,558   226,084

       Totals                               $733,640  $777,688

Scheduled maturities of long-term debt during the five years subsequent to July 31, 1995 are as follows:

               1996                      $  167,558
               1997                          38,501
               1998                          20,489
               1999                          22,691
               2000                          25,129
               Later years                  626,830

                 Total                   $  901,198


2. Dividends

   The Company has received no other cash dividends from subsidiaries or 50 percent or less owned entities for any of the three fiscal years in the period ended July 31, 1995.



SCHEDULE II

           LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                Years ended July 31, 1995, 1994, and 1993

        Column                     Column       Column       Column     Column
          A                          B            C            D          E
                                               Additions
                                  Balance  Charged  Charged            Balance
                                    at        to   to Other               at
                                Beginning  Costs & Accounts Deductions   End
     Description                 of Year  Expenses Describe  Describe  of Year

Year ended July 31, 1995
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable             4,081       0       0    3,331  A     750
   Loans receivable - finance     16,515   7,435       0   23,950A,C       0
                                  20,596   7,435       0   27,281        750
  Accumulated amortization -
   Franchise license              75,529   6,294       0   81,823  D       0

                                  96,125  13,729       0  109,104        750

Year ended July 31, 1994
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable            12,100   3,031       0   11,050  A   4,081
   Loans receivable - finance     16,929  11,195       0   11,609  A  16,515
                                  29,029  14,226       0   22,659     20,596
    Accumulated amortization -
      Franchise license           67,137   8,392       0        0     75,529

                                  96,166  22,618       0   22,659     96,125

Year ended July 31, 1993
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable             4,100   8,000       0        0     12,100
   Loans receivable - finance     17,108  14,143   3,205  B17,527  A  16,929
                                  21,208  22,143   3,205   17,527     29,029
  Accumulated amortization -
   Franchise license              58,745   8,392       0        0     67,137

                                  79,953  30,535   3,205   17,527     96,166




(A)  Write-off of doubtful accounts.
(B)  Recoveries of accounts previously written off.
(C) Includes reduction in allowance in the amount of $16,807 due to sale of finance receivables.
(D)  Sold Franchise license May 1, 1995.





















 LINCOLN INTERNATIONAL CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS
  AND INDEPENDENT AUDITOR'S REPORT

 July 31, 1995, 1994, and 1993











INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.




POTTER & COMPANY, LLP
October 11, 1995


                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 1995 and 1994



                                   A S S E T S

                                              1995          1994

Current assets:
  Cash and cash equivalents               $332,682        $21,238
  Finance receivables (Note 2)                   0        533,995
  Other receivables (Note 3)                22,708         14,732
  Inventories                                    0            681
  Prepaid expenses                           7,091         11,173
    Total current assets                   362,481        581,819

Net property, plant and equipment
  (Notes 4, 6 and 12)                    1,260,885      1,327,400

Other asset:
  Franchise license, net of
    accumulated amortization
    of $75,529 in 1994                           0         50,350

    Total assets                        $1,623,366     $1,959,569


























See accompanying notes.

                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 1995 and 1994



                              L I A B I L I T I E S

                                              1995           1994

Current liabilities:
  Notes payable (Note 5)                        $0        $90,379
  Current maturities of long-term
    debt (Note 6)                          318,809        352,064
  Accounts payable                          60,370         93,710
  Income taxes payable                       6,240          4,398
  Accrued expenses                          93,609         98,129
  Deferred insurance commissions                 0          2,435
    Total current liabilities              479,028        641,115

Long-term debt, less current maturities
  (Note 6)                                 733,640        819,788

    Total liabilities                    1,212,668      1,460,903

Commitments (Note 10)


                     S T O C K H O L D E R S'   E Q U I T Y

Stockholders' equity:
  Common stock, voting, $.50 stated
    value, 100,000 shares authorized
    and issued                              50,000         50,000
  Common stock, nonvoting, $.50 stated
    value, 2,900,000 shares authorized,
    1,532,320 shares issued                766,160        766,160
  Additional paid-in capital               471,300        471,300
  Retained earnings (deficit)             -865,891       -777,923

                                           421,569        509,537
  Less treasury stock, nonvoting, at
    cost, 9,246 shares                      10,871         10,871
      Total stockholders' equity           410,698        498,666

      Total liabilities and
        stockholders' equity            $1,623,366     $1,959,569

                    LINCOLN INTERNATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended July 31, 1995, 1994, and 1993



                                              1995      1994      1993

Revenues:
  Net service and operating revenues    $1,183,858$1,214,993$1,219,203
  Net product sales                        119,689   111,803    96,213
  Finance charges and other income
   earned on finance receivables            58,625   180,462   182,089

    Total revenues                       1,362,172 1,507,258 1,497,505

Costs and expenses:
  Cost of service and operating revenues   931,305   916,635   976,966
  Cost of products sold                    104,169    97,982    87,866
  Operating, general and administrative
   expenses                                401,660   437,917   416,548
  Provision for credit losses on finance
    receivables                              6,409     5,665    10,938
  Interest expense related to finance
   subsidiary                               19,103    19,995    20,127

    Total costs and expenses             1,462,646 1,478,194 1,512,445

    Income (loss) from operations         -100,474    29,064   -14,940

Other income (expense):
  Gain (loss) on sale of property,
   equipment, and operating assets
   (Note 9)                                 88,640         0    -1,974
  Interest expense                        -104,336  -100,519   -90,722
  Miscellaneous                             34,442     2,452     2,300

    Total other income (expense)            18,746   -98,067   -90,396

    Loss before income taxes               -81,728   -69,003  -105,336

Provision for income taxes (Note 7)          6,240     4,398     2,984

    Net loss                              $-87,968  $-73,401 $-108,320


Net loss per common share                    $-.05     $-.04     $-.07








See accompanying notes.

                        LINCOLN INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 1995, 1994, and 1993


                                                                 Total
             Common    Common Additional  Retained              Stock-
              Stock     Stock    Paid-in  Earnings  Treasury  holders'
             Voting Nonvoting    Capital (Deficit)     Stock    Equity

Balance at
July 31,
1992        $50,000  $766,160   $471,300 $-596,202  $-10,871  $680,387



Net loss          0         0          0  -108,320         0  -108,320



Balance at
July 31,
1993         50,000   766,160    471,300  -704,522   -10,871   572,067



Net loss          0         0          0   -73,401         0   -73,401



Balance at
July 31,
1994         50,000   766,160    471,300  -777,923   -10,871   498,666



Net loss          0         0          0   -87,968         0   -87,968



Balance at
July 31,
1995        $50,000  $766,160   $471,300 $-865,891  $-10,871  $410,698








See accompanying notes.

                        LINCOLN INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 1995, 1994, and 1993


                                                1995      1994      1993

Cash flows from operating activities:
  Net loss                                  $-87,968  $-73,401 $-108,320
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization           67,827    72,532    74,883
      Provision for credit losses on finance
        receivables                            7,435    11,188    14,143
      Provision for losses on other
        receivables                                0     3,038     8,000
      Reduction in allowance for credit
        losses due to sale of operating
        assets                               -16,807         0         0
      (Gain) loss on sale of property,
        equipment, and operating assets      -88,640         0     1,974
      Reduction of cash value of life
        insurance as additional officers'
        compensation                               0         0     9,793
      Change in assets and liabilities:
        (Increase) decrease in other
          receivables                         -7,976    -2,783     7,917
        (Increase) decrease in inventories       681       -73     1,204
        (Increase) decrease in prepaid
          expenses                             4,082     1,522      -617
        Increase (decrease) in accounts
          payable                            -33,340    -2,555    44,770
        Increase (decrease) in income taxes
          payable                              1,842     1,414    -2,973
        Increase (decrease) in accrued
          expenses                            -4,520     2,890   -15,338
        Decrease in deferred insurance
          commissions                         -2,435      -535      -110

          Net cash provided by (used in)
            operating activities            -159,819    13,237    35,326

Cash flows from investing activities:
  Loans originated                          -146,251  -407,876  -423,460
  Loans repaid                               146,565   412,560   415,091
  Proceeds from sale of loans                661,951         0         0
  Proceeds from disposal of property,
    equipment and operating assets            24,690         0         0
  Purchases of property and equipment         -5,910   -11,204   -66,365
  Principal payments received on mortgage
    loan                                           0         0     7,935

          Net cash provided by (used in)
            investing activities             681,045    -6,520   -66,799

See accompanying notes.
                                        6

                        LINCOLN INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    Years ended July 31, 1995, 1994, and 1993



                                                1995      1994      1993

Cash flows from financing activities:
  Net borrowings (repayments) under
    short-term notes payable                $-90,379   $-4,473    $2,596
  Proceeds from long-term debt                 1,389    30,704    62,384
  Principal payments on long-term debt      -120,792   -34,771   -40,474

          Net cash provided by (used in)
            financing activities            -209,782    -8,540    24,506

          Net increase (decrease) in cash
            and cash equivalents             311,444    -1,823    -6,967

          Cash and cash equivalents
            at beginning of year              21,238    23,061    30,028

          Cash and cash equivalents
            at end of year                  $332,682   $21,238   $23,061


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for interest  $124,588  $152,724  $134,933

    Cash paid during the year for income
      taxes                                   $4,398    $2,984    $5,942























See accompanying notes.
                                        7

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Lincoln International Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Company's Activities:

Lincoln International Corporation is engaged in the operation of a stock yard and small consumer loan company in the state of Kentucky. The Company also is engaged in the operation of ice cream franchises in the mid-western United States.

On December 1, 1994, the company sold all finance receivables and ceased operations at its one remaining small consumer loan company. On May 1, 1995, the company sold its remaining territories and equipment of the ice cream operation. On July 15, 1995, the company leased the property associated with the operation of the stock yard to another stock yard operator.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all money market funds with a maturity of three months or less to be cash equivalents.

Finance Receivables:

All new direct cash loans of the Company have been recorded on the discount-basis. Income from discount-basis direct cash loans and retail contracts is calculated using a method which approximates the interest method. Accrual of interest income is suspended when a loan is contractually delinquent for ninety days or more at which time the loan is converted to interest-bearing. Income from interest-bearing loans is credited to income as and when collections are made. Extension fees and late charges on discount-basis direct cash loans and retail contracts are credited to income when collected. Insurance commissions are recognized over the terms of the related loans based on the straight-line method which approximates the interest method.

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Losses:

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on a loan-by-loan review for all receivables, which are charged-off when they have had no collections during the preceding twelve-month period.

Other Receivables:

Royalties are recorded as income on the accrual basis. Expenses associated with franchise fees and royalties are charged as expense as incurred. Individual unit franchise fees are recorded as income when substantially all Company obligations have been completed.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.
Depreciation is provided over the following estimated useful lives:

     Buildings and improvements                20-40 years
     Yard and administration building          10-55 years
     Leasehold improvements                     3- 5 years
     Machinery and equipment                    3-12 years

The Company uses the straight-line method of computing depreciation for financial statement purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the lease term.

Franchise License:

The Company amortizes the license using the straight-line method over 15 years which is the term of the franchise license agreement.

Income Taxes:

The Company files a consolidated federal income tax return. Investment tax credits are treated as a reduction of the tax provision in the year in which the benefit is earned (flow-through method). Separate state income tax returns are filed for the Company and each subsidiary.

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding during each year.

NOTE 2 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                     1994

     Direct cash loans:
       Interest-bearing                            $ 29,942
       Discount-basis                               635,456
       Retail contracts                              12,783
                                                    678,181
     Less:
       Unearned finance charges                     127,671
       Allowance for credit losses                   16,515
                                                    144,186

         Totals                                    $533,995

Changes in the allowance for credit losses were as follows:

     Balance as of July 31, 1993                   $ 16,929
     Provision for credit losses                     11,188
     Loans charged off                              (17,132)
     Recoveries                                       5,530

     Balance as of July 31, 1994                     16,515
     Provision for credit losses                      7,435
     Loans charged off and sold                     (24,977)
     Recoveries                                       1,027

     Balance as of July 31, 1995                   $      0

On December 1, 1994, the finance receivables were sold.

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993


NOTE 3 - OTHER RECEIVABLES

Other receivables consist of the following:

                                              1995     1994

  Accounts receivable                        $22,001  $16,576
  Less allowance for doubtful accounts           750    4,081
                                              21,251   12,495
  Royalty receivables                          1,457    2,237

    Totals                                   $22,708  $14,732


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                          1995        1994

  Land                                 $  713,022  $  718,022
  Building and improvements                68,250      85,850
  Yard and administration building      2,374,658   2,374,658
  Machinery and equipment                 446,600     526,774
  Leasehold improvements                    2,800       5,703

                                        3,605,330   3,711,007
  Less accumulated depreciation         2,344,445   2,383,607

  Net property, plant and equipment    $1,260,885  $1,327,400

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following:

                                              1995     1994

  Notes payable - officer                    $     0  $15,379
  Notes payable - other                            0   75,000

       Total                                 $     0  $90,379

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993



NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                          1995        1994

  12% subordinated capital notes,
    various maturity dates,
    unsecured.                         $  322,103  $  421,079

  Mortgage note payable, interest
    at 1.5% over prime (prime was
    8.75% as of July 31, 1995),
     monthly payments of $7,566,
     including principal and
     interest, final payment due
     June 2011, secured by real
     property.                            730,346     747,700

  Note payable, interest at 10%
    monthly payments of $356,
    including principal and
    interest, final payment
    February 1995, collateralized
    by equipment.                               0       3,073

                                        1,052,449   1,171,852

  Less current maturities                 318,809     352,064

      Totals                           $  733,640  $  819,788

Aggregate maturities required on long-term debt at July 31, 1995 are as follows:

          1996                              $  318,809
          1997                                  38,501
          1998                                  20,489
          1999                                  22,691
          2000                                  25,129
          Later years                          626,830

            Total                           $1,052,449

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993



NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                         1995     1994     1993

Federal income taxes                    $    0   $    0   $    0
State and local income taxes             6,240    4,398    2,984
  Provision for income taxes            $6,240   $4,398   $2,984

The Company has available at July 31, 1995 unused tax credits and operating loss carryforwards, which may provide future tax benefits. If not used, the carryforwards will expire as follows:

      Year of                Tax             Operating Loss
     Expiration            Credits           Carryforwards

        2001               $61,247              $        0
        2002                     0                 170,356
        2003                     0                 208,651
        2004                     0                 129,419
        2005                     0                  81,096
        2006                     0                 216,677
        2007                     0                       0
        2008                     0                  89,623
        2009                     0                  76,331
        2010                     0                  59,836

                           $61,247              $1,031,989

                LINCOLN INTERNATIONAL CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1995, 1994, and 1993



NOTE 7 - INCOME TAXES (CONTINUED)

The difference between the statutory income tax rate and the Company's effective tax rate is reconciled as follows:


                            1995             1994             1993
                       Amount  Percent  Amount  Percent  Amount  Percent

Federal taxes
  (benefit) at
  statutory rate      $-27,800  -34.0% $-23,500  -34.0% $-35,800  -34.0%
Surtax exemption             0     .0%        0     .0%        0     .0%
Tax effect of
  current
  operating
  loss available
  for carryover         27,800   34.0%   23,500   34.0%   35,800   34.0%
Temporary
  differences             -851   -1.0%      804    1.2%        0     .0%
State and local
  income taxes,
  net of federal
  benefit                7,091    8.6%    3,594    5.2%    2,984    2.8%

                        $6,240    7.6%   $4,398    6.4%   $2,984    2.8%

A deferred tax asset due to the operating loss and tax credit carryforwards has not been recognized because it is more likely than not that it will not be realized based on current circumstances.


NOTE 8 - MAJOR BUSINESS SEGMENTS

The Company considers its activities to comprise two reportable segments: financial lending and agribusiness. Summary data is as follows:

                                      1995          1994          1993

Revenues:
  Finance                             $58,625      $180,462      $182,089
  Agribusiness                      1,296,663     1,316,632     1,303,996
  Other                                 6,884        10,164        11,420

    Consolidated                   $1,362,172    $1,507,258    $1,497,505

                     LINCOLN INTERNATIONAL CORPORATION
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 1995, 1994, and 1993



NOTE 8 - MAJOR BUSINESS SEGMENTS (CONTINUED)

                                       1995          1994          1993

Operating profit (loss):
  Finance                            $-15,243       $31,848       $23,204
  Agribusiness                        161,081       132,454        95,117
    Total segments                    145,838       164,302       118,321
  Corporate and other
    expenses                         -246,312      -135,238      -133,261

    Income (loss) from
      operations                     -100,474        29,064       -14,940
Nonoperating income                   123,082         2,452           326
Interest expense                     -104,336      -100,519       -90,722

    Loss before income
      taxes                          $-81,728      $-69,003     $-105,336

Total assets:
  Finance                                $491      $545,209      $554,569
  Agribusiness                      1,283,533     1,333,934     1,389,036
    Total segments                  1,284,024     1,879,143     1,943,605
  Corporate and other                 339,342        80,426        94,191

    Consolidated                   $1,623,366    $1,959,569    $2,037,796

Capital expenditures:
  Finance                                  $0            $0            $0
  Agribusiness                          5,215         8,639        63,169
    Total segments                      5,215         8,639        63,169
  Corporate and other                     695         2,565         3,196

    Consolidated                       $5,910       $11,204       $66,365

Depreciation and
    amortization:
  Finance                                $286          $832          $879
  Agribusiness                         57,118        55,726        54,652
    Total segments                     57,404        56,558        55,531
  Corporate and other                  10,423        15,974        19,352

    Consolidated                      $67,827       $72,532       $74,883

                     LINCOLN INTERNATIONAL CORPORATION
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 1995, 1994, and 1993



NOTE 9 - SALE OF OPERATING ASSETS

On December 1, 1994, the Company sold all finance receivables and ceased operations at its one remaining branch of Lincoln Finance Company, Inc., in Greensburg, Kentucky. Net finance receivables of $559,858 were sold along with office equipment with a net book value of $1,839 at a gain of $117,060. The building in Greensburg, Kentucky was sold on July 6, 1995, at a gain of $8,756 in a separate transaction.

On May 1, 1995, a division of the Company, Linco Marketing sold the remaining territories and equipment of the Ice Cream Churn Franchises for $5,000, at a loss of $36,285.


NOTE 10 - LEASE COMMITMENTS

The Company and its subsidiaries lease facilities, sales offices and equipment under operating leases, the majority of which do not extend beyond one year.

Total rental expense amounted to $35,711 in 1995, $33,855 in 1994, and $29,114 in 1993. Future minimum rentals are as follows:

          Year ending July 31:

                 1996                           $21,457
                 1997                            11,180
                 1998                            11,180
                 1999                             5,306
                 2000                             1,193

                 Totals                         $50,316


NOTE 11 - LEASE OF OPERATIONS

On July 15, 1995, the Company leased the property associated with the operation of its stock yard to another stock yard operator. Under the agreement, the Company will receive rent at a minimum of $18,000 a month for the first two years, plus a percentage of the pre-tax profits. After the initial two years, the company will receive a percentage of the pre-tax profits with no minimum payment required. The agreement expires July 31, 2005, but may be terminated by the company upon six months notice to the lessee. The lessee is responsible at its expense, for most repairs, insurance, utilities and property taxes associated with the property.

                     LINCOLN INTERNATIONAL CORPORATION
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 1995, 1994, and 1993



NOTE 12 - LEASE OF PROPERTY, PLANT AND EQUIPMENT

The Company is the lessor of property under operating leases. Following is a summary of the Company's investment in property, plant and equipment on operating leases as of July 31, 1995:

Land                                            $  713,022
Buildings and Improvements                          68,250
Yard and administration building                 2,374,658

                                                 3,155,930
Less accumulated depreciation                    1,964,985
                                                $1,190,945


Under the operating method of accounting for leases, the cost of the property, plant and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

All, but one, of the leases are month-to-month. The minimum future rentals to be received on the leases at July 31, 1995 are as follows:

               1996                             $  216,000
               1997                                216,000
               Later years                               0

               Total                            $  432,000





















                                    17
                               LEASE

          THIS LEASE is made and entered into as of July 15, 1995, by and among Lincoln International Corporation, a Kentucky corporation ("Lessor"), and Kentucky Livestock Exchange (Bourbon
Stock Yards Operations), a division of Michigan Livestock Exchange ("Lessee") and Michigan Livestock Exchange ("MLE").

          WHEREAS, Lessor is the owner of the real estate described on Exhibit A attached hereto and made a part hereof (the real estate, together with all buildings, livestock pens, easements and appurtenances, all railroad spur tracks located on the real estate, and all plumbing, heating, lighting, electrical, ventilation and air conditioning systems and fixtures now or hereafter affixed to the buildings and which are necessary to the general operation and maintenance thereof, is hereinafter referred to as the ("Property"), which is currently operated as the Bourbon Stock Yards (the"Business");

          WHEREAS, there is located on the Property machinery, equipment and fixtures currently used or usable in connection with the Business (the "Equipment"); and

          WHEREAS, Lessee desires to rent the Property and purchase the Equipment from Lessor and Lessor is willing to rent the Property and sell the Equipment to Lessee.

          NOW, THEREFORE, for and in consideration of the mutual covenants contained in this Lease, Lessor and Lessee agree as follows:

          1. Lease of Property and Equipment; Employees. (a) Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Property on the terms and conditions set forth in the Lease. Lessor hereby represents and warrants to Lessee that other than Lessee and Lessor's mortgagee, no third party has any interest in, right to or claim against the Property. At Lessee's request from time to time, Lessor shall, at its expense, remove from the Property any items designated by Lessee. Lessor shall remove such items within a reasonable period of time (not to exceed thirty (30) days) following Lessee's notice. All of Lessee's leasehold interest and obligations as to such items shall terminate with such removal without further act of the parties. The parties hereto have determined that certain of the Equipment shall be purchased by Lessee or MLE and the purchase price and payment terms shall be negotiated in good faith between the parties.

          (b) The Property to be leased hereunder shall include the property and facilities used by Lessor in connection with the operation of the truckwash and Lessor shall have no obligation or liability with respect to such property or facilities.

          (c) Lessor hereby agrees to permit Lessee to hire any of its employees currently employed to perform services on the Property, but Lessee shall have no obligation to hire any employees, including, without limitation, those employees who are members of the Amalgamated Meat Cutters and Butchers Union of North America, AFL-CIO, Local #227. Lessor shall indemnify and hold harmless Lessee from and against any and all expenses, costs, claims, judgments, settlements, obligations and other liabilities relating to any employees of Lessor not hired by Lessee or relating to the period prior to the date hereof with respect to employees of Lessor hired by Lessee.

          2. Term. The term of this Lease (the "Term") shall be ten (10) years, commencing on July 15, 1995 (the "Commencement
Date") and ending on July 31, 2005, unless earlier terminated as provided herein.

          Lessor may earlier terminate the Lease upon six (6) month's prior written notice to Lessee.

          3.  Rent.  Lessee shall pay to Lessor monthly rent (the
"Rent") as follows:

          (a)  75% of the Monthly Pre-tax Profits from the
Commencement Date through July 31, 1997;

          (b)  25% of the Monthly Pre-tax Profits from August 1,
1997 through July 31, 1999; and

          (c)  50% of the Monthly Pre-tax Profits from August 1,
1999 through July 31, 2005.

          Provided, however, that notwithstanding any contrary provisions of this numerical paragraph 3, rent payable by Lessee to Lessor on the first day of each calendar month during the first two (2) years of the Lease shall be Eighteen Thousand Dollars ($18,000.00). The aggregate of such monthly minimum rental payments shall be deducted from other rental payments due for Lessee to Lessor above.

          "Monthly Pre-tax Profits" shall be the monthly pre-tax operating income of Lessee or any pro rata portion thereof, prepared on an accrual basis in accordance with generally accepted accounting principles. Except as herein otherwise provided with respect to minimum rental. To the extent there are negative Monthly Pre-tax Profits in a particular month(s) (a "Deficit"):
(i) Rent shall not be due and payable for that month and (ii) Rent shall not be due and payable until the aggregate amount of Monthly Pre-tax Profits following the month in which there is a Deficit exceeds the aggregate amount of the Deficit. The amount by which the aggregate Monthly Pre-tax Profits exceeds the Deficit shall be paid as Rent. Once the Deficit has been reduced to zero, Rent shall be determined based on the Monthly Pre-tax Profits subsequent to the month in which the Deficit is reduced to zero. MLE agrees to charge lessee $3,000 per month for services provided by MLE to Lessee during the Term. Except with respect to the foregoing sentence, MLE will not charge Lessee for any services provided by MLE during the Term without the prior written consent of Lessor. Percentage Rent shall be paid to Lessor within forty-

five (45) days following the last day of the preceding month.
Lessor has the right to inspect the books and records of Lessee with respect to the calculation of the Rent due hereunder during the Business' normal business hours.

          4. Use of Property; License. (a) The Property shall be used by Lessee and its agents in connection with the Business. Lessor shall obtain all necessary permits and licenses for the use and occupancy of the Property and warrants that the Property and the use permitted by this Lease complies with all applicable governmental laws, rules and regulations. Lessor represents and warrants that, to Lessor's knowledge, the current use of the Property does not violate any covenants, conditions, agreements or restrictions affecting all or any part of the Property.

          (b) Lessor hereby grants to Lessee an exclusive license to use the name "Bourbon Stock Yards" during the Term.

          5. Condition; Repairs. (a) Lessee shall take possession of the Property and Equipment in the condition in which it then exists.

          (b) Lessee will, at its own expense, maintain the Property and Equipment in good order and repair, consistent with the condition of the Property and Equipment on the date hereof; provided, that Lessor shall make all repairs for which the cost exceeds $10,000 in any one instance and all replacements of structural elements of the Property and of the Equipment, unless the need therefore is the result of the acts or gross negligence of Lessee. Further, Lessee shall not have any responsibility or liability for structural alterations to the Property or the Equipment required by changes in governmental rules or regulations which become effective after the date of this Lease, or for any capital improvement expenditures with respect to the Property or Equipment, which expenses shall be paid by Lessor.

          6. Insurance. (a) During the Term, Lessee shall maintain:

          (i) Comprehensive general liability insurance with respect to the Property and operations thereon, including but not limited to personal injury, blanket contractual, broad form property damage liability coverages, and workers' compensation coverage as required by law. Such liability policy or policies shall be in an amount at least equal to the amount currently maintained by Lessor or such other amount as may be mutually agreed to by the parties.

          (ii) Casualty coverage for all buildings and improvements on the Property and against loss or damage as provided in the standard fire and extended coverage policy with "all risk" peril coverage for not less than the full replacement cost thereof and with deductible limits approved by Lessor.

          (b) All insurance shall be issued by companies and be in form and substance reasonably acceptable to Lessor. Lessee,

Lessor and its mortgagee shall be named insureds in such insurance policy or policies and the same shall contain waivers of subrogation claims against Lessee, its employees, agents, and mortgagees. Each policy shall provide that it shall not be canceled or altered without thirty (30) days prior notice to Lessee and Lessor. Lessee shall deliver to Lessor certificates evidencing all required insurance coverage, together with proof of payment of the premiums, on the date hereof and prior to the expiration date of the initial or any renewal policies. Failure of Lessor to object to the form or substance, including coverages, of any insurance policy within fifteen (15) days following Lessor's receipt of a copy of such policy shall constitute Lessor's express consent to the scope of coverage provided thereby. Such actual coverage shall thereupon be deemed to constitute compliance with this Paragraph 6.

          (c) All policies of insurance, where appropriate, shall provide that proceeds shall be payable to Lessor and Lessor's mortgagee pursuant to a standard mortgage clause; provided, however, that any proceeds of a casualty loss shall be held in an interest bearing escrow account with a bank, title company or other party mutually acceptable to Lessor and Lessee to be applied as provided in Paragraph 7.

          (d) Lessor and Lessee waive all rights, each against the other, for damages caused by fire or other perils covered by insurance or required to be covered by insurance hereunder, unless such waiver operates to invalidate any such policy. The insurance policies herein referred to, wherever they do not name both Lessor and Lessee as named insureds, shall be endorsed to provide for such waiver. Provided, however, that this subparagraph shall not apply in the event a loss is not covered by insurance due to either party's failure to obtain such insurance for reasons beyond the direct control of such party or due to the act or omission of any insurance agent or broker.

          7. Restoration of Damage. If the Property or the Equipment is materially damaged by fire or other casualty which is not covered by insurance, other than through the gross negligence or intentional misconduct of Lessee, either party shall have the right to terminate this Lease as of the date of the fire or casualty by notice to the other within thirty (30) days after the date of such casualty, in which event Rent shall be apportioned on a per diem basis and be paid to the date of such fire or casualty. For purposes of this Paragraph 7, any damage to the Property and/or Equipment (collectively, the "Project") shall be considered material if the Project shall have been damaged or destroyed to such an extent that, in the reasonable judgment of the Lessee, (i) it cannot be reasonably restored within a period of three (3) consecutive months to the condition thereof immediately preceding such damage or destruction, or (ii) the Lessee is thereby prevented from carrying on its normal operations at the Project for a period of three (3) consecutive months. If neither party elects to terminate this Lease or if the damage is not material, this Lease shall not be terminated and Lessor shall promptly repair such damage and restore the Property and the Equipment to the condition that existed prior to the loss. Rent shall abate until the Property and Equipment is restored and put in proper condition for use and occupancy by Lessee for the purposes set forth in Paragraph 4.

          8. Condemnation. (a) If the whole or a material part of the Property and the Equipment shall be condemned by any public authority having the power of eminent domain or conveyed to such public authority in lieu of the exercise of the power of eminent domain, then the Term shall cease on the date when possession of the Property and the Equipment or such portion thereof so taken shall be required by the condemning authority and all Rent shall be paid up to that day. For the purposes of this Paragraph 8, any taking shall be considered material if title in and to, or the temporary use of, all or substantially all of the Property shall have been taken under the exercise of the power of eminent domain by any governmental authority, or person acting under governmental authority (including such a taking as in the judgement of the Lessee, results in the Lessee's being prevented thereby from carrying on its normal operations at the Property. Lessee shall have no right to share in such award except to the extent provided in Paragraph 8.(c).

          (b) If the condemnation is not material, this Lease shall remain in full force and effect except that Lessor shall, at its own cost and expense, promptly make all necessary repairs or alterations to the Property.

          (c) All damages awarded or paid for the Property shall belong to Lessor; provided, however, that Lessor shall not be entitled to any separate award made to Lessee for loss of business, depreciation to and cost of removal of trade equipment or fixtures, relocation expenses or other damages incurred by Lessee provided that such separate award is not made as a result of Lessee's contest of Lessor's right to receive the entire award for diminution in value of the leasehold or of the fee.

          9. Utilities. Lessee shall pay as and when due, all water, gas and electric light and power bills taxed or charged on the Property or attributable thereto as well as all charges for security services during the Term. Lessee shall furnish all heating, ventilation, air-conditioning and heated water to the Property. Except when caused by the acts or neglect of Lessor or Lessor's default under this Lease, Lessor shall not be liable for damages, by abatement of Rent or otherwise, for interruption or failure of, or delay in, furnishing any service or utility serving the Property. Lessor represents and warrants that all water, sewer, gas, electric, telephone, drainage and other utility equipment, facilities and services required by law or necessary for the use permitted pursuant to Paragraph 4 are installed and connected pursuant to valid permits, and are separately metered to the Property, are in good operating condition and that no condition exists which would result in the termination or impairment of such utility services.

          10. Taxes. Lessee shall pay, prior to delinquency, all ad valorem state, county, municipal and school real estate taxes, installments of special assessments, and personal property taxes which shall be payable during the Term with respect to the Property. Lessee shall pay before delinquency all taxes, assessments, license fees and other public charges levied, assessed or imposed upon its business operations and its leasehold improvements, merchandise and other personal property in or about the Property. Each party shall deliver to the other copies of receipts showing payment of said obligations within thirty (30) days after the respective payments evidenced thereby; provided, however, that nothing contained in this Paragraph 10 shall prevent Lessee from contesting the amount or validity of any tax, provided Lessee's use of the Property is not impaired thereby.

          11. Alterations. (a) Lessee shall not make any alterations that would materially impair the fair market value or the structural integrity of the Property without the prior written consent of Lessor. The making of any alterations or installation of any equipment or trade fixtures shall be accomplished (1) in a good and workmanlike manner, and (2) in compliance with all applicable laws and regulations. The making of any alterations by Lessee and the installation of equipment and trade fixtures shall be paid by Lessee, so that the Property shall be free from any lien, mortgage, conditional sales agreement, security interest or title retention agreement. Upon request, Lessee shall deliver to Lessor evidence of payment, contractors affidavits, and full and final waivers of all liens for labor, services and materials.

          (b) Except as otherwise provided in this paragraph, title to all alterations (other than equipment and trade fixtures) shall immediately vest in Lessor and shall be deemed part of the Property and subject to all the terms of this Lease. Any equipment and trade fixtures of whatever nature placed or installed in or upon the Property by Lessee shall remain its property and may be removed by Lessee upon the expiration or termination of this Lease.

          12. Inspection. Lessor may, at reasonable times during normal business hours and upon reasonable notice to Lessee, enter to perform any necessary repairs or capital improvements that Lessor is required or permitted to do pursuant to the terms of this Lease. If any emergency presents an immediate, serious threat to persons or property in or about the Property, Lessor shall have the absolute right at any time to enter upon the Property to abate such emergency, using such force as may be reasonably necessary to effect such entrance without liability to Lessee therefor. In the exercise of its rights hereunder, Lessor shall use reasonable efforts to refrain from interfering with Lessee's business operations and to minimize any inconvenience, disturbance, loss of business, nuisance or other damage arising out of such entries.

          13. Default; Remedies. (a) The occurrence of any one or more of the following events (and "Event of Default") shall constitute a breach of this Lease by Lessee:


          (i) Failure to pay Rent as it becomes due and payable, and such failure continues for more than ten business (10) days after Lessee's receipt of written notice from Lessor.

          (ii) Failure to perform or observe any other material term or provision of this Lease, and such failure continues for a period of thirty (30) days after Lessee's receipt of Lessor's written notice; provided, however, that if the nature of Lessee's default is such that more than twenty (20) days are reasonably required for its cure, then Lessee shall not be deemed to be in default if Lessee commences such cure within said twenty (20) day period and thereafter diligently prosecutes such cure to completion.

          (b) After the occurrence and during the continuation of an Event of Default, Lessor shall have the right to:

          (i) Terminate this Lease by giving to Lessee not less than ninety (90) days' advance written notice of Lessor's election to do so, in which event the Term shall end and all right, title and interest of Lessee hereunder shall expire on the date stated in such notice; or

          (ii) Terminate Lessee's right of possession without terminating this Lease by giving not less than ninety (90) days' advance written notice to Lessee that Lessee's right of possession shall end on the date stated in such notice, in which event Lessee's right of possession shall cease on the date stated in such notice.

          (c) If Lessor exercises either of the remedies provided in the foregoing Paragraphs 13.(b)(i) or 13.(b)(ii), Lessee shall vacate the Property and surrender possession thereof to Lessor and Lessor may re-enter and take possession of the Property with process of law if Lessee has not so surrendered possession or without process of law if Lessee has done so.

          (d) If (i) Lessor defaults in the observance or performance of any obligation on Lessor's part to be observed or performed under the terms of this Lease or Lessor defaults in the payment or performance of any obligation arising in connection with any mortgage or other encumbrance on the Property, (ii) Lessee notifies Lessor of the existence of said default, and (iii) said default shall continue for a period of sixty (60) days after said notice, then Lessee may either (a) terminate this Lease upon written notice to Lessor after the expiration of said sixty (60) day period, or (b) perform the obligation of Lessor hereunder and thereafter set-off the amount of any expenditure or obligation paid or incurred by Lessee (including, but not limited to, reasonable attorney's fees), together with interest thereon at an interest rate of 10% per annum (the "Default Rate") from the date incurred, in curing Lessor's default against the Rent next due under this Lease. At the time that any set-off against the Rent is taken, Lessee shall provide Lessor with copies of all invoices substantiating the amount claimed by Lessee to have been paid or incurred in curing Lessor's default. Lessee shall not be liable for any Rent payable with respect to any period after termination hereunder.

          14. Covenant Not to Compete. During the Term, neither Lessor nor MLE shall, directly or indirectly, by or for themselves or as the agent of another or through others as their agent, own, manage, operate, control, be compensated by, participate in, render advice to, have any right to or interest in any other business directly or indirectly engaged in the sale of services competitive with Lessee anywhere within a 50 mile radius of the Property.

          The necessity of protection against the competition of MLE and Lessor and the nature and scope of such protection has been carefully considered by the parties hereto. The parties agree and acknowledge that the duration, scope and geographic areas applicable to the covenant not to compete described in this Paragraph are reasonable and that adequate compensation has been received by MLE and Lessor for such obligations. If, however, any court determines that any of the restrictions are not reasonable, the parties hereby give the court the right and power to interpret, alter, amend or modify any or all of the terms contained herein to include as much of the scope, time period and geographic area as will render such restrictions enforceable. MLE and Lessor each agree that in the event of its breach or violation or attempted breach or violation of this Paragraph, said provisions, or any of them, may be enforced by an injunction in a suit in equity, and that a temporary or preliminary injunction or restraining order may be granted immediately upon the commencement of any such suit and without notice.

          (a) Lessor and Lessee shall mutually agree upon any capital improvement projects to be undertaken with respect to the Property and Equipment.

          15. Surrender; Holding Over. (a) On the expiration date of this Lease or on the termination of Lessee's right of possession, Lessee shall remove its personal property, equipment and trade fixtures and peacefully yield up the Property and Equipment to Lessor in substantially the same condition as on the date hereof, ordinary wear and tear, casualty loss, condemnation and acts of Lessor excepted.

          (b) A holding over by Lessee beyond the expiration of the Term shall give rise to a month-to-month tenancy only. If Lessee continues to occupy the Property and Equipment on a month-to-month tenancy, all of the provisions of this Lease shall continue to be effective except that either party may, upon prior written notice, terminate such month-to-month tenancy.

          16. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be, personally delivered or sent by facsimile transmission with confirming copy sent by overnight courier (such as Express Mail,

Federal Express, etc.) and a delivery receipt obtained and addressed to the intended recipient as follows:


     If to Lessor:            Lincoln International Corporation
                              120 Village Square
                              Suite 6
                              Louisville, Kentucky  40243
                              Telephone No.:  502-245-8814
                              Facsimile No.:  502-245-8817
                              ATTN:  Lee Sisney

     If to Lessee or MLE:     Michigan Livestock Exchange


                              Telephone No.:
                              Facsimile No.:
                              ATTN:

or at such other address as either party may provide to the other in writing for the stated purpose of receiving notices.

          17. Quiet Possession. Lessor covenants that Lessee shall peaceably and quietly have, hold and enjoy the Property and Equipment during the Term, subject to the terms hereof.

          18. Hazardous Substances. (a) Lessee shall, and Lessee shall cause all of its employees, agents, contractors and subcontractors and any other persons from time to time present on or occupying the Property (other than the employees, agents, contractors and subcontractors or Lessor), to operate its Business in substantial compliance with all Federal, state or local laws, ordinances or regulations relating to industrial hygiene or to the environmental conditions on, under or about the Property (collectively, "Environmental Laws"), including those relating to flammable materials, explosives, petroleum (including crude oil), radioactive materials, hazardous wastes, toxic substances or related materials, including, without limitation, any asbestos, asbestos containing materials, PCB's or any substances defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," or "toxic substances" (collectively referred to hereinafter as "Hazardous Substances").

          (b) Notwithstanding the provisions of Paragraph 18.(a), Lessor shall remain liable for all loss, damage, cost, expense and liabilities pertaining to the presence of Hazardous Substances on the Property or any other premises of Lessor or violations of any Environmental Laws related to the Property or any other premises of Lessor prior to the date hereof, whether known or unknown or whether resulting from the acts of Lessor or its predecessors in title, and to any present or future claims relating thereto. Lessee shall have the right to join and participate in, as a party if it so elects, any legal proceedings or actions initiated by any person or entity in connection with any claims relating to the Property. Lessor shall be solely responsible for, and shall indemnify, defend, and hold harmless Lessee and its directors, officers, employees, agents, successors and assigns from and against, any loss, damage, cost, expense or liability directly or indirectly arising out of or attributable to the use, generation, storage, release, threatened release, discharge, disposal, or presence of Hazardous Substances on, under or about the Property or any other premises of Lessor or any violation of any Environmental Laws related to the Property or any other premises of Lessor by parties other than Lessee, including, without limitation: (1) all foreseeable consequential damages; (2) the costs of any required or necessary repair, cleanup or detoxification of the Property, and the preparation and implementation of any closure, remedial or other required plans; and (3) all costs and expenses incurred by Lessee in connection with clauses (1) and (2), including, but not limited to, attorneys' and consultants' fees and expenses. The foregoing indemnity, defense, and hold harmless agreement shall survive the expiration, cancellation or termination of this Lease and exercise of the option hereunder. Any loss, damage, cost, expense or liability incurred by Lessee for which Lessor is responsible or for which Lessor has indemnified Lessee shall be paid to Lessee on demand, together with interest thereon at the Default Rate from the date incurred.

          19. Waiver; Indemnity. (a) To the extent covered by policies of insurance maintained or required to be maintained hereunder, Lessee releases Lessor and its officers, directors, agents and employees from and waives all claims for damages to person or property sustained by Lessee resulting, directly or indirectly, from any occurrence, condition, or defect in or about the Property or any part thereof, from any equipment or appurtenance thereon, or from any accident in or about the Property.

          (b) To the extent covered by policies of insurance maintained or required to be maintained hereunder, Lessor releases Lessee and its officers, directors, agents and employees from and waives all claims for damages to person or property sustained by Lessor resulting, directly or indirectly, from any occurrence, condition, or defect in or about the Property or any part thereof, from any equipment or appurtenance thereon, form any accident on or about the Property.

          (c) To the extent not expressly prohibited by law, Lessee agrees to hold Lessor and its officers, directors, agents and employees harmless and to indemnify each of them against claims, expenses or liabilities, including reasonable attorneys' fees and expenses, arising from any breach on the part of Lessee in the performance of its covenants or agreements under this Lease or from Lessee's acts or neglect or that of its officers, directors, agents or employees, but only to the extent that such claims, expenses or liabilities are not covered by proceeds of insurance.

          (d) To the extent not expressly prohibited by law, Lessor agrees to hold Lessee and its officers, directors, agents and employees harmless and to indemnify each of them against claims, expenses or liabilities, including reasonable attorneys' fees and expenses, arising from any breach on the part of Lessor in the performance of its covenants or agreements under this Lease or from the breach of any representation or warranty of Lessor set forth in this Lease or from Lessor's acts or neglect or that of its officers, directors, agents or employees, but only to the extent that such claims, expenses or liabilities are not covered by proceeds of insurance.

          20. Force Majeure. Anything in this Lease to the contrary notwithstanding, Lessee and/or Lessor shall not be deemed in default with respect to the performance of any obligation on its part to be performed under this Lease if such default shall be directly due to any strike, lockout, civil commotion, war-like operation, invasion, rebellion, hostilities, military or usurped power, sabotage, governmental regulation or controls, inability to obtain any material or service, or through acts of God or other cause or causes whether similar or dissimilar to those enumerated beyond the control of Lessee and/or Lessor, as the case may be, and the period for Lessee and/or Lessor to perform such obligation shall be extended by a period equal to the period of delay caused by such reason.

          21. Miscellaneous. (a)  This Lease including the
Exhibits and documents referred to herein contains the entire agreement between the parties and may be modified only in a writing signed by the parties.

          (b) The terms of this Lease are binding upon an inure to the benefit of the parties and their respective heirs, legal representatives, successors and assigns. Nothing in this Lease shall be deemed to or be construed as creating the relationship of principal and agent or of partnership or of joint venture between the parties hereto or any other relationship, other than that of landlord and tenant.

          (c) The paragraph headings are for convenience only. All grammatical changes required to make the provisions of this Lease apply to the past, present and future, and in the plural sense where appropriate, and to corporations, associations, partnerships or individuals, male or female, shall be assumed as though in each case fully expressed.

          (d) This Lease shall be governed by the laws of the State of Kentucky. If any term of this Lease is held invalid, illegal or unenforceable, in whole or in part, the validity of the remaining part of such term or of any other term of this Lease shall not be affected thereby. This Lease shall be construed to have been mutually prepared by the parties.

          (e) Time is of the essence of this lease.

          (f) If any provision of this Lease requires Lessor's approval, that approval shall at all times be based on a reasonable standard.


          (g) If either Lessor or Lessee shall bring any action or proceeding for damages for an alleged breach of any provision of this Lease, to recover Rent, or to enforce, protect or establish any right or remedy hereunder, the prevailing party shall be entitled to recover as a part of such action or proceeding reasonable attorneys' fees and court costs.

          IN WITNESS WHEREOF, the undersigned have executed this Lease as of the date and year first above written.



                         LINCOLN INTERNATIONAL CORPORATION
                      By:
                         -----------------------------------------
                     Its:
                         -----------------------------------------




                         KENTUCKY LIVESTOCK EXCHANGE
                         (BOURBON STOCK YARDS OPERATION)
                         a division of Michigan Livestock Exchange

                      By:
                         -----------------------------------------
                     Its:
                         -----------------------------------------




                                       MICHIGAN LIVESTOCK EXCHANGE

                      By:
                         -----------------------------------------
                     Its:
                         -----------------------------------------