Form 10-Q
period 1995-10-31
LINCOLN INTERNATIONAL CORP
filed 1995-12-22
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended October 31, 1995             Commission file No. 0-0767

                                 _________

                     LINCOLN INTERNATIONAL CORPORATION

                     (Exact Name of Registrant as specified in its charter)

          Kentucky                                               61-0575092
(State of other Jurisdiction                               (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 43129
120 Village Square
Louisville, Kentucky                                                  40243
(Address or principal executive offices)                         (Zip Code)

(Registrants Telephone Number, Including Area Code)          (502) 245-8814

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 1532320 of the (no-par) nonvoting common and 100000 of the (no-par) voting common stock.


                              LINCOLN INTERNATIONAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                  ASSETS                 10-31-95   7-31-95

Current assets:
   Cash                                                    280089    332682
   Account receivable                                       10299     22708
   Prepaid expenses                                          9700      7091
      Total current assets                                 300088    362481

Net property, plant and equipment                         1246003   1260885

Total assets                                              1546091   1623366

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         41985     66610
   Accrued expenses                                         91479     93609
   Current maturities of long-term debt                    319241    318809
      Total current liabilities                            452705    479028

Long-term debt, less current maturities                    729190    733640

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1532320 shares O/S                     766160    766160
Additional paid in capital                                 471300    471300
Retained earnings                                         -912393   -865891

Less: Treasury stock                                       -10871    -10871
      Total stockholders' equity                           364196    410698

Total liabilities and stockholders' equity                1546091   1623366


                               LINCOLN INTERNATIONAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDING OCTOBER 31

                                                         10-31-95  10-31-94

Revenues:
   Net service and operating revenues                       74931    295394
   Net product sales                                            0     27458
   Finance charges and other finance income                     0     58242

                                                            74931    381094

Cost and expenses:
   Cost of service and operating revenues                   18600    227004
   Cost of products sold                                        0     23240
   Operating, general and administrative expenses           80728     98393
   Provision for credit losses on finance receivables           0      7565
   Interest expense related to finance subsidiary            4537      5025

                                                           103865    361227

Income - Loss from operations                              -28934     19867

Other income - expense:
   Gain on sale of assets                                       0      3947
   Interest expense                                        -23000    -21045
   Miscellaneous                                             5432      2222

                                                           -17568    -14876

Income - Loss before income taxes                          -46502      4991

Provision for income taxes                                      0       493

Net income - loss                                          -46502      4498

Net income - loss per common share                          -0.03      0.00


                              LINCOLN INTERNATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                              FOR THE YEAR TO DATE TO OCTOBER 31

                                                             1995      1994
Cash flows from operating activities:
   Net income (loss)                                       -46502      4498
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     14882     17950
          Provision for credit losses on
             finance receivables                                0      7565
          Other receivables                                 12409    -27047
          Inventories                                           0      -751
          Prepaid expenses                                  -2609     -1706
          Accounts payable                                 -24625     -1981
          Accrued expenses                                  -2130     15436
          Deferred insurance commissions                        0       288

Total adjustments                                           -2073      9754

Net Cash provided by (used in) operating activities        -48575     14252

Cash flows from investing activities:
   Loans originated                                             0   -154342
   Loans repaid or sold                                         0    140548
   Purchases of property and equipment                          0     -1985

Net cash provided by (used in) investing activities             0    -15779

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                                  0     -3049
   Net borrowings (repayments) under
      long term notes payable                               -4018     -7137

Net cash provided by (used in) financing activities         -4018    -10186

Net increase (-decrease) in cash                           -52593    -11713
Cash, beginning of year                                    332682     21238
Cash, end of period                                        280089      9525

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   18681     14734


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                   OCTOBER 31, 1995

Agri-Business

          Bourbon Stockyard

          The revenues of Bourbon Stockyard are based primarily on the number of livestock handled during the year, and the number of livestock handled is determined by the cash price being paid for livestock, and various factors which influence farming conditions. Operating costs generally are influenced directly by the number of livestock received since additional labor is required to handle additional cattle.

          Net revenue from stockyard operations decreased by approximately $236,000 or 76% during the quarter ended October 31, 1995 as compared to the quarter ended October 31, 1994. Operating costs for the quarter ended October 31, 1995 were down approximately $201,000 or 92% as compared to the quarter ended October 31, 1994.

          During the last month of fiscal year 1995 the Bourbon Stock Yard operations were leased to Michigan Livestock Exchange. This was the reason for decreased revenues and operating costs for the current quarter. Net profits for the stockyard property were down by approximately $27,000 or 39% for the quarter as compared to the quarter ended October 31, 1994.

          Net revenue from stockyard operations decreased by approximately $28,000 or 8% during the quarter ended October 31, 1994 as compared to the quarter ended October 31, 1993. This decrease is a result of a decrease of approximately 6,000 head of cattle received during the period. Operating costs for the quarter ended October 31, 1994 was down approximately $10,000 as compared to the quarter ended October 31, 1993.

          Bourbon Stock Yard did not have any capital commitments at October 31, 1995.

          The stockyard had approximately $38,000 in accounts payable and accrued liabilities at October 31, 1995. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                    OCTOBER 31, 1995

Consolidated Operations

          Net revenues decreased by approximately $280,000 or 78% for the quarter ended October 31, 1995 as compared to the quarter ended October 31, 1994. Costs for the same period were down approximately $233,000 or 65% as compared to 1994. This reduction in revenues and expenses is due to the leasing of the Bourbon Stock Yard property and to the sale of the small loan office of Lincoln Finance Co. in November of 1994.

          Net revenues decreased by approximately $28,000 or 7% for the quarter ended October 31, 1994 as compared to the quarter ended October 31, 1993. This decrease is due primarily to decreased revenue at Bourbon. Costs for the same period were up approximately $20,000 or 6% as compared to 1993. This increase is due primarily to increased administrative costs in the company.

          Working capital at July 31, 1995 was approximately -$117,000. At October 31, 1995 working capital was approximately $-152,000. The Company expects a positive cash flow during the current fiscal year.

          There were no capital commitments at October 31, 1995.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material intercompany accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at October 31, 1995 and the result of its operations and cash flow for the period then ended.

                               -SIGNATURES-

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LINCOLN INTERNATIONAL CORPORATION



                                            Lee Sisney, President



                                            Ronald Osborn, Treasurer

Dated this 15th day of December 1995