Form 10-K/A
period 1995-07-31
LINCOLN INTERNATIONAL CORP
filed 1996-01-18
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                     FORM 10-K AMENDMENT #1

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

          Form 10-K Amendment #1 - 1995 (1)  Financial Data
Schedule required by Article 5 of Regulation S-X is attached herewith as Exhibit 27.

          Financial data and schedules are submitted separately as a separate schedule and are attached hereto.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Ronald Osborn, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 10th day of January, 1996.

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