Form 10-Q
period 1996-01-31
LINCOLN INTERNATIONAL CORP
filed 1996-03-21
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended January 31, 1996             Commission file No. 0-0767

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


                              LINCOLN INTERNATIONAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  1-31-96   7-31-95

Current assets:
   Cash                                                    179848    332682
   Other receivables                                        14489     22708
   Prepaid expenses                                          3474      7091
      Total current assets                                 197811    362481

Net property, plant and equipment                         1232060   1260885

Total assets                                              1429871   1623366

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         48478     66610
   Accrued expenses                                         45358     93609
   Current maturities of long-term debt                    320441    318809
      Total current liabilities                            414277    479028

Long-term debt, less current maturities                    724625    733640

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1532320 shares O/S                     766160    766160
Additional paid in capital                                 471300    471300
Retained earnings                                         -985260   -865891

Less: Treasury stock                                       -10871    -10871
      Total stockholders' equity                           290969    410698

Total liabilities and stockholders' equity                1429871   1623366


                               LINCOLN INTERNATIONAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDING JANUARY 31

                                                          1-31-96   1-31-95

Revenues:
   Net service and operating revenues                       71934    350739
   Net product sales                                            0     36533
   Finance charges and other finance income                     0     19781

                                                            71934    407053

Cost and expenses:
   Cost of service and operating revenues                   38974    286078
   Cost of products sold                                        0     32293
   Operating, general and administrative expenses           89487     93860
   Provision for credit losses on finance receivables           0      -129
   Interest expense related to finance subsidiary            3025      3350

                                                           131486    415452

Income - Loss from operations                              -59552     -8399

Other income - expense:
   Interest expense                                        -21000    -21045
   Gain on sale of assets                                    1939    117061
   Miscellaneous                                           569186      9009

                                                           550125    105025

Income - Loss before income taxes                          490573     96626

Provision for income taxes                                      0      1125

Net income - loss                                          490573     95501

Net income - loss per common share                           0.30      0.06


                               LINCOLN INTERNATIONAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS ENDING JANUARY 31

                                                          1-31-96   1-31-95

Revenues:
   Net service and operating revenues                      146865    646133
   Net product sales                                            0     63991
   Finance charges and other finance income                     0     78023

                                                           146865    788147

Cost and expenses:
   Cost of service and operating revenues                   57574    513082
   Cost of products sold                                        0     55533
   Operating, general and administrative expenses          170215    192253
   Provision for credit losses on finance receivables           0      7436
   Interest expense related to finance subsidiary            7562      8375

                                                           235351    776679

Income - Loss from operations                              -88486     11468

Other income - expense:
   Interest expense                                        -44000    -42090
   Gain on sale of assets                                    1939    121008
   Miscellaneous                                           574618     11231

                                                           532557     90149

Income - Loss before income taxes                          444071    101617

Provision for income taxes                                      0      1618

Net income - loss                                          444071     99999

Net income - loss per common share                           0.27      0.06


                              LINCOLN INTERNATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                              FOR THE YEAR TO DATE TO JANUARY 31

                                                             1996      1995
Cash flows from operating activities:
   Net income (loss)                                       444071     99999
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     29763     35796
          Provision for credit losses on
             finance receivables                                0     19870
          Other receivables                                  8219    -85124
          Inventories                                           0       783
          Non-cash dividend from subsidiary               -563800         0
          Other                                              7234         0
          Prepaid expenses                                  -3617      2351
          Accounts payable                                 -18132     10112
          Income taxes payable                                  0      1618
          Accrued expenses                                 -48251    -35469
          Deferred insurance commissions                        0     -2435

Total adjustments                                         -588584    -52498

Net Cash provided by (used in) operating activities       -144513     47501

Cash flows from investing activities:
   Loans originated                                             0   -342600
   Loans repaid or sold                                         0    747855
   Proceeds from sale of fixed assets                        2500      3200
   Purchases of property and equipment                      -3438     -1173

Net cash provided by (used in) investing activities          -938    407282

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                               1632    -90379
   Principal payments on long-term debt                     -9015    -19060

Net cash provided by (used in) financing activities         -7383   -109439

Net increase (-decrease) in cash                          -152834    345344
Cash, beginning of year                                    332682     21238
Cash, end of period                                        179848    366582

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   55827     52955


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                   JANUARY 31, 1996

Agri-Business

          Bourbon Stockyard

          During the last month of fiscal year 1995 the Bourbon Stock Yard operations were leased to Michigan Livestock Exchange. Under this lease, Bourbon is to receive a minimum monthly rental of $18,000 per month. If seventy five percent (75%) of the net profits exceed $18,000 then Bourbon would receive that amount as the lease payment.

          Net revenue from stockyard operations decreased by approximately $287,700 or 81% during the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. For the 6 months ended January 31, 1996, net revenue decreased by approximately $523,800 or 78% as compared to 1995. This decrease is a result of leasing the property to Michigan Livestock Exchange.

          Operating costs for the quarter ended January 31, 1996 decreased approximately $239,600 or 86% as compared to the same quarter ended
January 31, 1995. For the 6 months ended January 31, 1996, operating costs decreased approximately $440,500 or 88% as compared to 1995. This decrease was a result of leasing the property to Michigan Livestock Exchange.

          Net revenue from stockyard operations increased by approximately $66,000 or 23% during the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. For the 6 months ended January 31, 1996, net revenue increased by approximately $38,000 or 6% as compared to 1995. This increase is a result of increased receipts of approximately 5,200 cattle and an increase of approximately 600 head of hogs for the year to date as compared to 1995. This increase is due primarily to the weather conditions in December and January.

          Operating costs for the quarter ended January 31, 1996 increased approximately $36,000 or 14% as compared to the same quarter ended
January 31, 1995. For the 6 months ended January 31, 1996, operating costs increased approximately $37,000 or 6% as compared to 1995. This increase reflects increased labor costs necessary to handle the number of cattle received on the market.

          Operating costs, which include amortization and depreciation, accounted for 59% and 81% of operating revenues for the years 1996 and 1995, respectively.

          Inventories of cattle and hogs on the farm in the local area continue to increase a small percentage each year. However, each year a larger percentage of animals are moving directly from the farm to feedlots and packing houses.

          Bourbon Stock Yard did not have any capital commitments at January 31, 1996.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                    JANUARY 31, 1996


          The stockyard had approximately $7,200 in accounts payable and accrued liabilities at January 31, 1996. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues increased by approximately $257,000 or 167% for the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. Net revenues for the 6 months ended January 31, 1996 decreased by approximately $22,000 or 3% as compared to 1995. This decrease is due to the decreased revenue at Bourbon Stock Yards and the receipt of a non-cash dividend of $563,800 from Lincoln Finance Co., a wholly owned subsidiary.

          Operating costs for the period ended January 31, 1996 were down approximately $248,000 or 69% as compared to 1995. For the 6 months ended January 31, 1996, operating costs were down approximately $479,000 or 71% as compared to 1995. This decrease is due primarily to the decreased costs associated with Bourbon Stock Yards.

          Net revenues increased by approximately $44,000 or 13% for the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. Net revenues for the 6 months ended January 31, 1996 increased by approximately $16,000 or 2% as compared to 1995. This increase is due primarily to increased revenue at Bourbon Stock Yards.

          Operating costs for the period ended January 31, 1996 were up approximately $40,000 or 11% as compared to 1995. For the 6 months ended January 31, 1996, operating costs were up approximately $53,000 or 8% as compared to 1995. This increase is the result of increased labor cost at Bourbon.

          Operating costs, which include amortization and depreciation, accounted for 177% and 103% of net sales and operating revenues for the years 1996 and 1995 respectively.

          There were no capital commitments at January 31, 1996.

          Working capital at July 31, 1995 was approximately -$116,500. At January 31, 1996 working capital was approximately $-216,000.


NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

          Lincoln International Corporation was not required to file a Form 8K during the current quarter.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                    JANUARY 31, 1996


          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material intercompany accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at January 31, 1996 and the result of its operations and cash flow for the period then ended.

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

Dated this 4th day of March 1996