Form 10-Q
period 1997-01-31
LINCOLN INTERNATIONAL CORP
filed 1997-03-07
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended January 31, 1997             Commission file No. 0-0767

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

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 1461145 of the (no-par) nonvoting common and 100000 of the (no-par) voting common stock.


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  1-31-97   7-31-96

Current assets:
   Cash                                                    210356    224743
   Other receivables                                        12474     12409

      Total current assets                                 222830    237152

Net property, plant and equipment                         1091580   1121633

Total assets                                              1314410   1358785

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         39586     11085
   Accrued expenses                                         44551     72331
   Current maturities of long-term debt                      5155      9256
      Total current liabilities                             89292     92672

Long-term debt, less current maturities                    388521    387250

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1461145 shares O/S                     730573    730573
Additional paid in capital                                 469446    469446
Retained earnings                                         -413422   -371156

      Total stockholders' equity                           836597    878863

Total liabilities and stockholders' equity                1314410   1358785


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDING JANUARY 31

                                                          1-31-97   1-31-96

Revenues:
   Net service and operating revenues                       75715     71934

                                                            75715     71934

Cost and expenses:
   Cost of service and operating revenues                   23067     38974
   Operating, general and administrative expenses           94036     89487
   Interest expense related to finance subsidiary               0      3025

                                                           117103    131486

Income - Loss from operations                              -41388    -59552

Other income - expense:
   Interest expense                                         -8747    -21000
   Gain on sale of assets                                   24999      1939
   Miscellaneous                                                9    569186

                                                            16261    550125

Income - Loss before income taxes                          -25127    490573

Provision for income taxes                                      0         0

Net income - loss                                          -25127    490573

Net income - loss per common share                          -0.02       .30


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDING JANUARY 31

                                                          1-31-97   1-31-96

Revenues:
   Net service and operating revenues                      149529    146865

                                                           149529    146865

Cost and expenses:
   Cost of service and operating revenues                   46260     57574
   Operating, general and administrative expenses          153869    170215
   Interest expense related to finance subsidiary               0      7562

                                                           200129    235351

Income - Loss from operations                              -50600    -88486

Other income - expense:
   Interest expense                                        -18846    -44000
   Gain on sale of assets                                   24999      1939
   Miscellaneous                                             2180    574618

                                                             8333    532557

Income - Loss before income taxes                          -42267    444071

Provision for income taxes                                      0         0

Net income - loss                                          -42267    444071

Net income - loss per common share                          -0.03      0.27



                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEAR TO DATE TO JANUARY 31

                                                             1997      1996
Cash flows from operating activities:
   Net income (loss)                                       -42267    444071
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     24294     29763
          Other receivables                                   -65      8219
          Non-cash dividend from subsidiary                     0   -563800
          Other                                                 0      7234
          Prepaid expenses                                      0     -3617
          Accounts payable                                  28501    -18132
          Accrued expenses                                 -27780    -48251

Total adjustments                                           24950   -588584

Net cash provided by (used in) operating activities        -17317   -144513

Cash flows from investing activities:
   Proceeds from sale of fixed assets                       36500      2500
   Purchases of property and equipment                     -30740     -3438

Net cash provided by (used in) investing activities          5760      -938

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                              -4101      1632
   Principal payments on long-term debt                      1271     -9015

Net cash provided by (used in) financing activities         -2830     -7383

Net increase (-decrease) in cash                           -14387   -152834
Cash, beginning of year                                    224743    332682
Cash, end of period                                        210356    179848

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   18733     55827



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             JANUARY 31, 1997

Agri-Business

          Bourbon Stockyard

          During July, 1995, Lincoln International Corporation entered into an agreement with Michigan Livestock Exchange whereby Michigan Livestock Exchange leased the Bourbon Stock Yard operations. Bourbon's revenue now consists of rental income.

          Net revenue from stockyard operations increased by approximately $4,000 or 6% during the quarter ended January 31, 1997 as compared to the quarter ended January 31, 1996. For the six months ending January 31, 1997, net revenue increased by approximately $500 or .3% as compared to 1996. This increase is a result of changes in the amount of space leased to tenants.

          Operating costs for the quarter ended January 31, 1997 were approximately the same as compared to the same quarter ended January 31, 1996. For the six months ending January 31, 1997, operating costs decreased approximately $17,000 or 19% as compared to 1996. This decrease was the result of decreases in the cost of insurance and in depreciation.

          Net revenue from stockyard operations decreased by approximately $287,700 or 81% during the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. For the six months ending January 31, 1996, net revenue decreased by approximately $523,800 or 78% as compared to 1995. This decrease is a result of leasing the property to Michigan Livestock Exchange.

          Operating costs for the quarter ended January 31, 1996 decreased approximately $239,600 or 86% as compared to the quarter ended January 31, 1995. For the six months ending January 31, 1996 operating costs decreased approximately $440,500 or 88% as compared to 1995. This decrease was the result of leasing the property to Michigan Livestock Exchange.

          Operating costs, which include depreciation and amortization, account for 48% and 59% of operating revenues for the years 1997 and 1996 respectively.

          Inventories of cattle and hogs on the farm in the local area continues to increase a small percentage each year. However, each year a larger percentage of animals are moving directly from the farm to feedlots and packing houses.

          Bourbon Stock Yard did not have any capital commitments at January 31, 1997.

          Bourbon Stock Yard had approximately $10,700 in accounts payable and accrued liabilities at January 31, 1997. This is a normal amount at this time of the year and is well within its cash flow ability to handle

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             JANUARY 31, 1997



these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues decreased by approximately $7,800 or 9% for the quarter ended January 31, 1997 as compared to the quarter ended January 31, 1996. Net revenues for the six months ending January 31, 1997 decreased by approximately $12,000 or 7% as compared to 1996. This decrease is due primarily to the decreased interest income of the parent.

          Operating costs for the same period were down approximately $26,600 or 17% as compared to 1996. For the six months ending January 31, 1997, operating costs were down approximately $60,000 or 22% as compared to 1996. This decrease is due primarily to the decreased costs of interest, taxes, and depreciation.

          Net revenues decreased by approximately $300,000 or 78% for the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. Net revenues for the six months ending January 31, 1996 decreased by approximately $580,000 or 78% as compared to 1995. This decrease is due primarily to the decreased revenue at Bourbon Stock Yards.

          Operating costs for the same period were down approximately $252,000 or 62% as compared to 1995. For the six months ending January 31, 1996, operating costs were down approximately $479,000 or 71% as compared to 1995. This decrease is due primarily to the decrease in costs associated with the Bourbon Stock Yards.

          Operating costs, which include depreciation and amortization, account for 144% and 170% of net sales and operating revenues for the years 1997 and 1996 respectively.

          Working capital at July 31, 1996 was approximately $144,480. At January 31, 1997 working capital was approximately $133,540.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             JANUARY 31, 1997



          There were no capital commitments at January 31, 1997.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at January 31, 1997 and the result of its operations and cash flow for the period then ended.

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

Dated this 28th day of February 1997