Form 10-K
period 1997-07-31
LINCOLN INTERNATIONAL CORP
filed 1997-11-03
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549


                            FORM 10-K


          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For fiscal year ended July 31, 1997    Commission File No. 0-5767

                LINCOLN INTERNATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

           Kentucky                               # 61-057092
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

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

          No regular market exists for the stock.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 1997.

                    Common (no-par) 1,761,145

               DOCUMENTS INCORPORATED BY REFERENCE

          (1)  Annual Report -- 1996-1997
          (2)  Information Statement -- 1997

          Portions of the above Annual Report and Information
Statement to be issued are hereby incorporated by reference into Parts II and III.


                             PART I

ITEM 1:  BUSINESS

          LINCOLN INTERNATIONAL CORPORATION (LINCOLN), incorporated in 1960, is engaged in the management of agricultural properties
BOURBON STOCK YARDS (Bourbon) located in Louisville, Kentucky.

          BOURBON has been in continuous operation for 162 years and was merged into LINCOLN in 1978.

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

          On October 15, 1996, LINCOLN filed a complaint against the lessees by which it is alleged that there has been a violation of the lease agreement, and LINCOLN sought a restraining order, temporary injunction and compensatory relief which, if not granted, could cause LINCOLN to lose its prime source of income because of the increased competition from the operation of the stockyards by these companies within close proximity of Bourbon's operations. (See Legal Proceedings Part III). Hearings have been held on certain portions of this litigation and other hearings have been set. The lease was amended by agreement and as a partial settlement of litigation between Lincoln International and Kentucky Livestock Exchange.

          BOURBON is subject to the rules and regulations of and must file (publicly available) reports with, the Interstate Commerce Commission (ICC) and the United States Department of Agriculture (USDA). BOURBON'S disposal of its waste materials is in compliance with federal, state and local environmental laws.

          EMPLOYEES:

          As of July 31, 1997, LINCOLN employed three (3) administrative personnel.


          MAJOR BUSINESS SEGMENTS - FINANCIAL DATA

          The following is a report of the major business segments and the corresponding financial data.

          Prior to July 31, 1995, the Company considered its activities to comprise two segments: (1) financial lending and
(2) agribusiness. After July 31, 1995, the company operated only an agribusiness. Summary data for 1997, 1996 and 1995 is as follows:



                                 1997      1996      1995

Revenues:
  Finance                  $        0   $      0 $   58,625
  Agribusiness                290,428    298,272  1,296,663
  Other                         2,291      3,357      6,884

    Consolidated           $  292,719   $301,629 $1,362,172

Operating profit (loss):
  Finance                   $    -133   $ -2,925   $-15,243
  Agribusiness                139,269     86,314    161,081
    Total segments            139,136     83,389    145,838
  Corporate and other
    expenses                 -292,180   -226,354   -246,312

    Loss from operations     -153,044   -142,965   -100,474
Nonoperating income            33,065    732,496    123,082
Interest expense              -35,138    -80,405   -104,336

    Income (loss) before
      income taxes          $-154,577   $509,126   $-81,728

Total assets:
  Finance                  $        0 $        0 $      491
  Agribusiness              1,078,100  1,127,211  1,283,533
    Total segments          1,078,100  1,127,211  1,284,024
  Corporate and other         158,702    231,574    339,342

    Consolidated           $1,236,802 $1,358,785 $1,623,366

Capital expenditures:
  Finance                      $    0     $    0     $    0
  Agribusiness                  5,740      5,000      5,215
    Total segments              5,740      5,000      5,215
  Corporate and other               0      3,998        695

    Consolidated               $5,740     $8,998     $5,910

Depreciation and
    amortization:
  Finance                     $     0    $     0    $   286
  Agribusiness                 41,877     52,853     57,118
    Total segments             41,877     52,853     57,404
  Corporate and other           3,066      3,181     10,423

    Consolidated              $44,943    $56,034    $67,827





ITEM 2:  Properties

The following are the various properties owned or leased by LINCOLN as of July 31, 1997.

                                     APPROXIMATE     LEASE EXPI-
                      TYPE OF        SQUARE FEET     RATION DATE
LOCATION              PROPERTY       FLOOR SPACE  (RENEWAL
OPTIONS)


                 LINCOLN ADMINISTRATIVE OFFICES

Louisville, KY        Offices         300 sq. ft.      03/01/98


      *      *      *      *      *      *      *      *      *

                       BOURBON STOCK YARDS

Louisville, KY       Stock yard                         Owned
           real estate        20.5 acres
                     & buildings

      Stock yard
      offices10,460 ft.                                 02/1/2001

Louisville, KY       Right-of-way         NA            1997 (1)
                     for stock yard

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

The total fixed annual rental for all of the above leased facilities (exclusive of taxes and other charges) was $63,585.



ITEM 3:  Legal Proceedings

LINCOLN filed a complaint on October 15, 1996, seeking injunctive and compensatory relief arising from the breach of the lease of the real estate by Kentucky Livestock Exchange and Michigan Livestock Exchange, Inc. and sought relief by way of a Restraining Order and Injunction to prohibit the lessees from engaging in competitive actions of operating stockyard facilities within close proximity of Bourbon Stockyards in Louisville, Kentucky. LINCOLN and Kentucky Livestock Exchange and Michigan Livestock Exchange, Inc. have reached an agreement on amending the lease and although there are other portions of the lawsuit pending, none of the remaining problems will have a material effect upon the operation of LINCOLN or its business interest.

Neither LINCOLN nor any of its subsidiaries is engaged in any other material legal proceedings.


ITEM 4:  Submission of Matters to a Vote of Security Holders

The items to be voted on at the annual meeting which will be held on the 5th day of December, 1997, are as follows:

(1)  Election of directors and

(2)  Reverse stock split.

                            PART II

ITEM 5:  Market for Registrant's Common Stock and Related
Stockholder Matters

(1) There does not exist at the present time any regular market for any common stock of the Registrant.

(2) There are approximately 1,370 shareholders of record of the common (no par) stock of LINCOLN.

(3)  The Registrant has never paid or declared any dividends.

(4) The Registrant has filed a Schedule 13E-3 with the Securities and Exchange Commission as a "Tender Offer" wherein it will propose to purchase a maximum of 1,000,000 shares of the (no-par) (non-voting) common stock for a tender price of thirty-five ($.35) cents per share. As a result of the tender offer, there was acquired 910,144 shares. Reference is made to that filing for specific information and is incorporated by reference herein.




ITEM 6:  Selected Financial Data

                             Years ending July 31

                         1997    1996    1995    1994    1993

Revenues                292719  301629 1362172 1507258 1497505

Income (loss) before
 extraordinary items   -154577  494735  -87968  -73394 -105336

Net income (loss)      -154577  494735  -87968  -73394 -105336

Earnings (loss) per
 common share:

Income (loss) before
 extraordinary items      -.10     .31    -.05    -.04    -.07

Net income (loss)         -.10     .31    -.05    -.04    -.07

Cash dividends               0       0       0       0       0

Total assets           1236802 1358785 1623366 1959569 2037796

Long-term obligations   385511  387250  733640  819788  871068



ITEM 7:Management's Discussion and Analysis of Financial Conditions and Results of Operations

Agri-Business

        BOURBON STOCKYARD

        During July, 1995, Lincoln International Corporation leased the Bourbon Stockyard operations to Michigan Livestock Exchange.

        Net revenue from leasing the stockyard operations for the fiscal year ended July 31, 1997 was approximately the same as compared to 1996.

        Operating costs for the year ended July 31, 1997 decreased by approximately $49,000 or 25% as compared to 1996. The decrease resulted from miscellaneous expenses in 1996 associated with the closing of the operations of the stockyard.

        Net revenue for the fiscal year ended July 31, 1996 decreased approximately $877,800 or 74% as compared to the year ended July 31, 1995.

        Operating costs for the year ended July 31, 1996 decreased by approximately $807,000 or 80% as compared to the year ended July 31, 1995. The income and expense reductions are the result of leasing the property to Michigan Livestock Exchange.

        There were no accounts payable or capital commitments at July 31, 1997. All funds in excess of expenses are available to the parent.

CONSOLIDATED OPERATIONS

        Revenues from consolidated operations in 1997 decreased approxi-mately $29,000 or 9% as compared to 1996. There were various miscellaneous items received in 1996 that were nonrecurring.

        Operating costs from consolidated operations for the year ended July 31, 1997 were down approximately $14,000 from the year ended
July 31, 1996. This was due primarily to reduced depreciation for the year.

        Revenues from consolidated operations in 1996 decreased approximately $1,061,000 or 78% as compared to 1995. This decrease is primarily the result of the lease of the Bourbon Stockyard operation.

        Operating costs for the year ended July 31, 1996, were down approximately $1,042,000 or 66% as compared to 1995. This decrease is primarily the result of the lease of the Bourbon Stockyard operation.

        Operating costs, which include amortization and depreciation account for 148%, 174%, and 114% of net sales and operating revenues for the years 1997 to 1995 respectively.

        There were no capital commitments at July 31, 1997.

        Working capital at July 31, 1997 was approximately $89,000 as compared to approximately $144,000 at July 31, 1996. There were no defaults on loans payable during the year. The liquidity of the company will depend on the lease arrangements at Bourbon Stockyards and the development of the remaining property owned by the Company.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

        The response to this item is contained within a separate section of this report.

ITEM 9:  Changes in and Disagreements with Accountants

        None.

ITEM 10:

NAME, PRINCIPAL OCCUPATION
 AND OTHER POSITIONS WITH  DIRECTORS  SHARES OWNED AS OF 07/31/97
 LINCOLN FOR LAST 5 YEARS   SINCE

Thurman L. Sisney,
Chairman of the Board,
President and CEO
Director, Age 51             1994               50,445(1)

Richard Dolin
Secretary/Treasurer
Director, Age 52             1996              910,144(2)

David W. Barhorst
Director, Age 38             1996
                                               _______
Officers & Directors as a group                960,589

        (1)  Includes shares held in names of Drivers and Drovers
Diversified, Inc., a Kentucky corporation owned by Thurman L. Sisney.

        (2) Includes shares of LTG, Inc., a Kentucky corporation of which 50% is owned by Mrs. Lee Sisney.

        Management has no reason to believe that any of the persons so named above will be unable or unavailable to accept nominations but should this occur, votes will be given for such other person or persons, if any, as the Board of Directors may recommend.

                      BUSINESS HISTORY OF DIRECTORS

        Thurman L. Sisney - Mr. Sisney is President, Chairman of the Board and Chief Executive Officer of Lincoln International Corporation. Mr. Sisney has a masters degree in business administration and law degree from the University of Louisville and has been in private practice since 1980. He has served as general counsel to the Kentucky Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. Mr. Sisney has also served as General Counsel and Deputy Commissioner of Agriculture and the Kentucky Department of Agriculture. Mr. Sisney is very active in civic and charitable organizations in the community including but not limited to the board of trustees of the Louisville Conference of the United Methodist Church, Founder and President of the International Association of Convention and Hospitality and Industry Attorney's Association.

        Richard Dolin - Mr. Dolin is a graduate of the University of Louisville Law School where he obtained his Juris Doctorate degree, is a graduate of Louisville Presbyterian Theological Seminary where he obtained a certificate of double competency in law and theology and a master degree in Business Administration from Bellarmine College and has done doctoral work in business administration at the University of Kentucky. Mr. Dolin is associate pastor for the Harvey Browne Memorial Presbyterian Church in Louisville, Kentucky, and is responsible for adult education programs and out-reach activities and also serves as president of Nomos, Ltd., which provides consultation to small and medium sized profit and non-profit organizations regarding strategic planning, accounting, budgeting, and related items. Mr. Dolin also was involved in providing seminars on areas of leadership and management skills. Mr. Dolin is involved in many community activities including work for building homes for developmentally disabled adults and is involved in Chinese and American relationships.

        David W. Barhorst - Mr. Barhorst is a graduate of the University of Kentucky Honors Program having received his Bachelors of Science in Advertising in 1982. Mr. Barhorst is president and founder of Oertel Brewing Company, manufacturer of Oertels 92 Beer. He is also president of Oertel Brewery Complex Incorporated, a real estate management and development company. Mr. Barhorst has been involved in real estate investments and has been a financial consultant to Merrill Lynch, Pierce, Fenner & Smith. Mr. Barhorst is also been involved in all phases of advertising with various radio stations as well as Courier Journal and Louisville Times.


ITEM 11:

        The directors received compensation of Three Hundred ($300.00) Dollars per meeting and travel expenses. The directors fees and travel expense for 1996-1997 was $3,300.

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

        (6) Form 10-K - 1995 (1) A copy of the lease agreement dated July 15, 1995, between LINCOLN INTERNATIONAL CORPORATION and Kentucky Livestock Exchange (BOURBON STOCKYARDS OPERATIONS) a division of
Michigan Livestock Exchange, et al.

        (7) 8-K - 1997 (1) A copy of the amendment to the Articles of Incorporation eliminating classes of stock.

        Financial data and schedules are submitted separately as a separate schedule and are attached hereto.


                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Richard Dolin, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 29th day of October, 1997.

                                LINCOLN INTERNATIONAL CORPORATION

                                      ____________________________
                                By:   Thurman L. Sisney, President
                                Date: ____________________________


                                      ___________________________
                                By:   Richard Dolin, Sec./Treas.
                                Date: ___________________________


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.

SIGNATURE                                 TITLE

(1)  Principal Executive Officers

______________________________
Thurman L. Sisney                       President & Chairman of the
                                         Board

______________________________
Richard Dolin                           Secretary/Treasurer

(2)  Directors

_____________________________
Thurman L. Sisney                       Director

_____________________________
Richard Dolin                           Director

_____________________________
David N. Barhorst                       Director



                LINCOLN INTERNATIONAL CORPORATION

                     ANNUAL REPORT FORM 10-K



INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




POTTER & COMPANY, LLP
Louisville, Kentucky
September 10, 1997
LINCOLN INTERNATIONAL CORPORATION

                  Index to Financial Statements

                           Item 14(a)



The following consolidated financial statements of Lincoln
International Corporation and subsidiaries are incorporated by reference in Item 8:

     Consolidated balance sheets - July 31, 1997 and 1996

     Consolidated statements of operations - years ended July 31, 1997, 1996, and 1995

     Consolidated statements of stockholders' equity - years ended July 31, 1997, 1996, and 1995

     Consolidated statements of cash flows - years ended July 31, 1997, 1996, and 1995

     Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 1997, 1996, and 1995:

      I - Condensed financial information (parent company only)

     II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


SCHEDULE I

     LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED BALANCE SHEETS
                     July 31, 1997 and 1996



                                         1997           1996

                           A S S E T S

Current assets:
  Cash and cash equivalents            $  156,141     $  224,743
  Accounts receivable, net                  9,732         12,409
      Total current assets                165,873        237,152

Investments in subsidiaries               575,000      1,140,750
Net property, plant and equipment       1,070,929      1,121,633

    Total assets                       $1,811,802     $2,499,535


                  L I A B I L I T I E S   A N D
             S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Current maturities of long-term debt $    5,443     $    9,256
  Accounts payable                         28,594         11,085
  Income taxes payable                          0         14,366
  Accrued expenses                         42,968         57,940

    Total current liabilities              77,005         92,647

Long-term debt, less current maturities   385,511        387,250

Advances from subsidiaries                582,921        583,170

Stockholders' equity:
  Common stock                          1,300,019      1,250,019
  Retained earnings (deficit)            -533,654        186,449

      Total stockholders' equity          766,365      1,436,468

      Total liabilities and
        stockholders' equity           $1,811,802     $2,499,535









See accompanying notes.

SCHEDULE I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED STATEMENTS OF OPERATIONS
                 Years ended July 31, 1997, 1996, and 1995



                                            1997      1996       1995

Revenues:
  Net service and operating revenues    $ 292,719   $300,199$1,194,763
  Net product sales                             0          0   119,689
  Gain (loss) on sale of assets            24,999    715,210   -28,501
  Miscellaneous income                      8,606    570,834    26,223

                                          326,324  1,586,243 1,312,174

Costs and expenses:
  Cost of service and operating
    revenues                              220,156    230,009   914,457
  Cost of products sold                         0          0   104,169
  Operating, general and
    administrative expenses               225,383    211,365   383,117
  Interest expense - subsidiaries               0          0    19,399
  Interest expense - other                 35,138     70,932   104,336

                                          480,677    512,306 1,525,478

Income (loss) before provision for
 income tax                              -154,353  1,073,937  -213,304

Income tax                                      0     14,366         0

Income (loss) before equity in net
 earnings (losses) of subsidiaries       -154,353  1,059,571  -213,304

Equity in net earnings (losses)
 of subsidiaries                             -224     -7,232   125,336

    Net income (loss)                   $-154,577 $1,052,339  $-87,968
















See accompanying notes.

SCHEDULE I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                    CONDENSED STATEMENTS OF CASH FLOWS
                 Years ended July 31, 1997, 1996, and 1995

                                       1997      1996      1995

Cash flows from operating activities:
 Net income (loss)                   $-154,577$1,052,339  $-87,968
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization        44,943    56,034    67,541
   Equity in net (earnings) losses of
    consolidated subsidiaries              224     7,232  -125,336
   (Gain) loss on sale of property,
    equipment, and operating assets    -24,999  -715,210    28,501
   Stock bonus                          50,000         0         0
   Provision for losses on other
    receivables                         20,550    19,032         0
   Change in assets and liabilities:
    Increase in accounts receivables   -17,873   -10,190    -8,011
    Decrease in inventories                  0         0       681
    Decrease in other current assets         0     7,091     3,963
    Increase (decrease) in accounts
     payable                            17,509   -49,285   -33,306
    Decrease in accrued expenses       -14,972   -25,892      -744
    Increase (decrease) in income taxes
     payable                           -14,366    14,366         0

      Net cash provided by (used in)
        operating activities           -93,561   355,517  -154,679

Cash flows from investing activities:
 Proceeds from disposal of property,
  equipment, and operating assets       36,500   807,426    24,440
 Purchases of property and equipment    -5,740    -8,998    -5,910

      Net cash provided by
        investing activities            30,760   798,428    18,530

Cash flows from financing activities:
 Net repayments under
  short-term notes payable                   0         0   -90,379
 Increase (decrease) in advances from
   subsidiaries                           -249  -729,387   649,259
 Proceeds from long-term debt                0       757     1,389
 Principal payments on long-term debt   -5,552   505,449  -103,963
 Purchase of common stock for the treasury   0   -26,570         0

      Net cash provided by (used in)
        financing activities            -5,801-1,260,649   456,306

      Net increase (decrease) in cash
        and cash equivalents           -68,602  -106,704   320,157

      Cash and cash equivalents
        at beginning of year           224,743   331,447    11,290

      Cash and cash equivalents
        at end of year                $156,141  $224,743  $331,447







See accompanying notes.

SCHEDULE I

             LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                    Years ended July 31, 1997, 1996, and 1995

                                       1997      1996      1995


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for
     interest                          $36,121   $73,164  $123,629

    Cash paid during the year for
     income taxes                      $14,366        $0        $0

Supplemental schedule of noncash
  financing activities:
    Issuance of common stock for
     executive bonus                   $50,000        $0        $0






































See accompanying notes.

SCHEDULE I

             LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              July 31, 1997 and 1996





1.  Basis of Presentation

    In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.  Long-term debt

    Long-term debt consists of the following:

                                              1997         1996

    Mortgage note payable, interest at 8.75%,
     monthly payments of $3,283 including
     principal and interest, balloon payment
     due February 2001, secured by real
     property.  Prior to October 1, 1996,
     interest was at 9.875% and monthly
     payments of principal and interest
     were $4,000.                            $390,954     $396,506


    Less current maturities                     5,443        9,256

        Totals                               $385,511     $387,250

Scheduled maturities of long-term debt during the five years subsequent to July 31, 1997 are as follows:

               1998                      $    5,443
               1999                           5,895
               2000                           6,432
               2001                         373,184

                 Total                   $  390,954


3. Dividends

   Cash dividends paid to Lincoln International Corporation by its consolidated subsidiaries were $0, $557,605, and $0 for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. The amounts are included in miscellaneous income.


SCHEDULE I

         LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                          July 31, 1997 and 1996




4. Going Concern

   As shown in the accompanying financial statements, the Company incurred a net loss of $154,577 during the year ended July 31, 1997. The ability of the Company to continue as a going concern is dependent upon future profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


SCHEDULE II

           LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                Years ended July 31, 1997, 1996, and 1995

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


Year ended July 31, 1997
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable     19,782   20,550     0      0       40,332
   Loans receivable - finance   0        0     0      0            0
                           19,782   20,550     0      0       40,332
    Accumulated amortization -
      Franchise license         0        0     0      0            0

                           19,782   20,550     0      0       40,332



Year ended July 31, 1996
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable        750   19,032     0      0       19,785
   Loans receivable - finance   0        0     0      0            0
                              750   19,032     0      0       19,785
  Accumulated amortization -
   Franchise license            0        0     0      0            0

                              750   19,032     0      0       19,785

Year ended July 31, 1995
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable      4,081        0     0  3,331   A      750
   Loans receivable - finance16,515  7,435     0 23,950 A,B        0
                           20,596    7,435     0 27,281          750
  Accumulated amortization -
   Franchise license       75,529    6,294     0 81,823   C        0

                           96,125   13,729     0109,104          750



(A)  Write-off of doubtful accounts.
(B) Includes reduction in allowance in the amount of $16,807 due to sale of finance receivables.
(C)  Sold Franchise license May 1, 1995.



LINCOLN INTERNATIONAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITOR'S REPORT

July 31, 1997, 1996, and 1995






INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



POTTER & COMPANY, LLP
September 10, 1997




                   LINCOLN INTERNATIONAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        July 31, 1997 and 1996


                               A S S E T S

                                         1997     1996

Current assets:
  Cash and cash equivalents        $  156,141$  224,743
  Other receivables                     9,732    12,409
      Total current assets            165,873   237,152

Net property, plant and equipment   1,070,929 1,121,633

    Total assets                   $1,236,802$1,358,785


                          L I A B I L I T I E S


Current liabilities:
  Current maturities of long-term
   debt                            $    5,443$    9,256
  Accounts payable                     28,594    11,085
  Income taxes payable                      0    14,391
  Accrued expenses                     42,968    57,940
    Total current liabilities          77,005    92,672

Long-term debt, less current maturities385,511  387,250

    Total liabilities                 462,516   479,922

Commitments

                 S T O C K H O L D E R S'   E Q U I T Y

Stockholders' equity:
  Common stock, no par value,
   (3,000,000 shares authorized;
   1,761,145 and 1,561,145 shares
   issued and outstanding in 1997
   and 1996, respectively)          1,300,019 1,250,019

  Retained earnings (deficit)        -525,733  -371,156

      Total stockholders' equity      774,286   878,863

      Total liabilities and
        stockholders' equity       $1,236,802$1,358,785




See accompanying notes.

                                    2

                    LINCOLN INTERNATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended July 31, 1997, 1996, and 1995


                                         1997      1996     1995

Revenues:
  Net service and operating revenues $292,719  $301,629$1,183,858
  Net product sales                         0         0  119,689
  Finance charges and other income
   earned on finance receivables            0         0   58,625

    Total revenues                    292,719   301,6291,362,172

Costs and expenses:
  Cost of service and operating revenues220,156 230,009  931,305
  Cost of products sold                     0         0  104,169
  Operating, general and administrative
   expenses                           225,607   214,585  401,660
  Provision for credit losses on finance
    receivables                             0         0    6,409
  Interest expense related to finance
   subsidiary                               0         0   19,103

    Total costs and expenses          445,763   444,5941,462,646

    Loss from operations             -153,044  -142,965 -100,474

Other income (expense):
  Gain on sale of property,
   equipment, and operating assets     24,999   715,210   88,640
  Interest expense                    -35,138   -80,405 -104,336
  Miscellaneous income                  8,606    17,286   34,442

    Total other income (expense)       -1,533   652,091   18,746

    Income (loss) before income taxes-154,577   509,126  -81,728

Provision for income taxes                  0    14,391    6,240

    Net income (loss)               $-154,577  $494,735 $-87,968


Net income (loss) per common share      $-.10      $.31    $-.05










See accompanying notes.

                                    3

                        LINCOLN INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 1997, 1996, and 1995


                                                         Total
                 Common    CommonAdditional  Retained   Stock-
                  Stock     Stock  Paid-in   Earnings holders'
                 Voting Nonvoting  Capital  (Deficit)   Equity

Balance at
July 31, 1994   $50,000  $761,537 $465,052  $-777,923 $498,666



Net loss              0         0        0    -87,968  -87,968



Balance at
July 31, 1995    50,000   761,537  465,052   -865,891  410,698


Purchase of
61,929 shares
of common
stock for the
treasury              0   -30,964    4,394          0  -26,570


Net income            0         0        0    494,735  494,735



Balance at
July 31, 1996   $50,000  $730,573 $469,446  $-371,156 $878,863


Issuance of
200,000 shares
of common stock
for executive
bonus                 0    50,000        0          0   50,000

Exchange to a
single class of
stock, no par
value         1,250,019  -780,573 -469,446          0        0

Net loss              0         0        0   -154,577 -154,577



Balance at
July 31, 1997$1,300,019        $0       $0  $-525,733 $774,286

See accompanying notes.

                                        4

                        LINCOLN INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 1997, 1996, and 1995


                                         1997    1996     1995

Cash flows from operating activities:
  Net income (loss)                 $-154,577$494,735 $-87,968
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization 44,943 56,034 67,827 Provision for credit losses on
        finance receivables                 0       0    7,435
      Provision for losses on other
        receivables                    20,550  19,032        0
      Reduction in allowance for credit
        losses due to sale of operating
        assets                              0       0  -16,807
      Gain on sale of property,
        equipment, and operating assets-24,999-715,210 -88,640
      Stock bonus                      50,000       0        0
      Change in assets and liabilities:
        Increase in other receivables -17,873  -8,733   -7,976
        Decrease in inventories             0       0      681
        Decrease in prepaid expenses        0   7,091    4,082
        Increase (decrease) in accounts
         payable                       17,509 -49,285  -33,340
        Increase (decrease) in income
         taxes payable                -14,391   8,151    1,842
        Decrease in accrued expenses -14,972 -35,669 -4,520 Decrease in deferred insurance
          commissions                       0       0   -2,435

          Net cash used in
            operating activities      -93,810-223,854 -159,819

Cash flows from investing activities:
  Loans originated                          0       0 -146,251
  Loans repaid                              0       0  146,565
  Proceeds from sale of loans               0       0  661,951
  Proceeds from disposal of property,
    equipment and operating assets     36,500 807,426   24,690
  Purchases of property and equipment  -5,740  -8,998   -5,910

          Net cash provided by
            investing activities       30,760 798,428  681,045








See accompanying notes.
                                        5

                        LINCOLN INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 1997, 1996, and 1995



                                         1997    1996     1995

Cash flows from financing activities:
  Net repayments of short-term notes $      0$      0 $-90,379
  Proceeds from long-term debt              0     757    1,389
  Principal payments on long-term debt -5,552-656,700 -120,792 Purchase of common stock for the
    treasury                                0 -26,570        0
          Net cash used in
            financing activities       -5,552-682,513 -209,782

          Net increase (decrease) in
            cash and cash equivalents -68,602-107,939  311,444

          Cash and cash equivalents
            at beginning of year      224,743 332,682   21,238

          Cash and cash equivalents
            at end of year           $156,141$224,743 $332,682


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for
      interest                        $36,121 $84,924 $124,588

    Cash paid during the year for income
      taxes                           $14,366  $6,240   $4,398


Supplemental schedule of noncash
  financing activities:
          Issuance of common stock for
            executive bonus           $50,000      $0       $0
















See accompanying notes.
                                        6
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


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

Company's Activities:

Lincoln International Corporation owns property in the state of Kentucky which is leased to a stock yard operator. The Company operated the stock yard through July 15, 1995.

Through April 30, 1995, the Company engaged in the operation of ice cream franchises in the Midwestern United States. On May 1, 1995, the Company sold its remaining territories and equipment of the ice cream operation.

Through November 30, 1994, the Company engaged in the operation of a small consumer loan company in the state of Kentucky. On December 1, 1994, the Company sold all finance receivables and ceased operations at its one remaining small consumer loan company.

Use of Estimates:

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all money market funds with a maturity of three months or less to be cash equivalents.

Finance Receivables:

All new direct cash loans of the Company have been recorded on the discount-basis. Income from discount-basis direct cash loans and retail contracts is

                                        7
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the year ended July 31, 1995, the Company sold all finance receivables and ceased operations as a small consumer loan company.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.   Depreciation is provided
over the following estimated useful lives:

         Buildings and improvements         20-40 years
         Yard and administration building   10-55 years
         Leasehold improvements               3-5 years
         Machinery and equipment             3-12 years

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








                                        8
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 2 - FINANCE RECEIVABLES

Changes in the allowance for credit losses were as follows:

            Balance as of July 31, 1994   $16,515
            Provision for credit losses     7,435
            Loans charged off             -24,977
            Recoveries                      1,027

            Balance as of July 31, 1995   $     0



On December 1, 1994, the finance receivables were sold.


NOTE 3 - OTHER RECEIVABLES

Other receivables consist of the following:

                                            1997       1996

     Accounts receivable                  $50,064    $32,191
     Less allowance for doubtful accounts  40,332     19,782

        Totals                            $ 9,732    $12,409


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                           1997       1996

     Land                              $  667,504 $  667,504
     Building and improvements             68,250     68,250
     Yard and administration building   2,133,365  2,149,593
     Machinery and equipment              226,346    331,330
     Leasehold improvements                 2,800      2,800
                                        3,098,265  3,219,477
     Less accumulated depreciation      2,027,336  2,097,844

     Net property, plant and equipment $1,070,929 $1,121,633

Depreciation expense for the years ended July 31, 1997, 1996 and 1995 was $44,943, $56,034 and $61,533, respectively.




                                        9
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                           1997        1996

     Mortgage note payable, interest at
        8.75%, monthly payments of $3,283,
        including principal and interest,
        balloon payment due February 2001,
        secured by real property.  Prior
        to October 1, 1996, interest was
        at 9.875% and monthly payments of
        principal and interest were
        $4,000.                          $390,954   $396,506

Less current maturities                     5,443      9,256

     Totals                              $385,511   $387,250

Aggregate maturities required on long-term debt at July 31, 1997 are as follows:

     1998                                $  5,443
     1999                                   5,895
     2000                                   6,432
     2001                                 373,184

     Total                               $390,954


NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                        1997     1996    1995

Federal income taxes                   $    0  $ 2,310  $    0
State and local income taxes                0   12,081   6,240
     Provision for income taxes        $    0  $14,391  $6,240








                                       10
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995




NOTE 6 - INCOME TAXES (CONTINUED)

The Company has available at July 31, 1997 unused tax credits and operating loss carryforwards, which may provide future tax benefits. If not used, the carryforwards will expire as follows:

    Year of                 Tax           Operating Loss
  Expiration              Credits          Carryforwards

    2001                    $61,247             $      0
    2002                          0                    0
    2003                          0                    0
    2004                          0                    0
    2005                          0               60,774
    2006                          0              216,677
    2007                          0                    0
    2008                          0               89,623
    2009                          0               76,331
    2010                          0               59,836
    2011                          0              106,248

    Total                   $61,247             $609,489
























                                       11
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995




NOTE 6 - INCOME TAXES (CONTINUED)

The difference between the statutory income tax rate and the Company's effective tax rate is reconciled as follows:

                       1997            1996            1995
                  Amount  PercentAmount   Percent Amount  Percent

Federal taxes
  (benefit) at
  statutory rate       $0      0%$173,100   34.0%$-27,800  -34.0%
Surtax exemption        0      0%      0      .0%       0    0.0%
Tax effect of
  current
  operating
  loss available
  for carryover         0      0%      0     0.0%  27,800   34.0%
Benefit due to
  operating loss
  carryforward          0      0%-158,323  -31.1%       0    0.0%
Temporary
  differences           0      0%-11,770    -2.3%    -851   -1.0%
State and local
  income taxes,
  net of federal
  benefit               0      0% 11,384     2.2%   7,091    8.6%

                       $0      0%$14,391     2.8%  $6,240    7.6%

A deferred tax asset due to the operating loss and tax credit carryforwards has not been recognized because it is more likely than not that it will not be realized based on current circumstances.














                                       12
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 7 - MAJOR BUSINESS SEGMENTS

The Company considers its activities to comprise two reportable segments: financial lending and agribusiness. Summary data is as follows:


                                 1997      1996      1995

Revenues:
  Finance                  $        0   $      0 $   58,625
  Agribusiness                290,428    298,272  1,296,663
  Other                         2,291      3,357      6,884

    Consolidated           $  292,719   $301,629 $1,362,172

Operating profit (loss):
  Finance                   $    -133   $ -2,925   $-15,243
  Agribusiness                139,269     86,314    161,081
    Total segments            139,136     83,389    145,838
  Corporate and other
    expenses                 -292,180   -226,354   -246,312

    Loss from operations     -153,044   -142,965   -100,474
Nonoperating income            33,065    732,496    123,082
Interest expense              -35,138    -80,405   -104,336

    Income (loss) before
      income taxes          $-154,577   $509,126   $-81,728

Total assets:
  Finance                  $        0 $        0 $      491
  Agribusiness              1,078,100  1,127,211  1,283,533
    Total segments          1,078,100  1,127,211  1,284,024
  Corporate and other         158,702    231,574    339,342

    Consolidated           $1,236,802 $1,358,785 $1,623,366

Capital expenditures:
  Finance                      $    0     $    0     $    0
  Agribusiness                  5,740      5,000      5,215
    Total segments              5,740      5,000      5,215
  Corporate and other               0      3,998        695

    Consolidated               $5,740     $8,998     $5,910




                                       13
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 7 - MAJOR BUSINESS SEGMENTS (CONTINUED)

Depreciation and
    amortization:
  Finance                     $     0    $     0    $   286
  Agribusiness                 41,877     52,853     57,118
    Total segments             41,877     52,853     57,404
  Corporate and other           3,066      3,181     10,423

    Consolidated              $44,943    $56,034    $67,827


NOTE 8 - SALE OF OPERATING ASSETS

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


NOTE 9 - LEASE COMMITMENTS

The Company and its subsidiaries lease facilities and equipment under written operating leases.

Total rental expense amounted to $74,765 in 1997, $51,483 in 1996, and $35,711 in 1995. Future minimum rentals at July 31, 1997 are as follows:

          Year ending July 31:

             1998                        $ 54,457
             1999                          54,457
             2000                          50,878
             2001                          25,699

            Totals                       $185,491






                                       14
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995



NOTE 10 - LEASE OF PROPERTY

On July 15, 1995, the Company leased the property associated with the operation of its stock yard to another stock yard operator. Under the agreement, the Company will receive rent of $18,000 a month. The agreement expires July 31, 2005, but may be terminated by the company upon six months notice to the lessee. The lessee is responsible at its expense, for most repairs, insurance, utilities and property taxes associated with the property.

NOTE 11 - LEASE OF PROPERTY, PLANT AND EQUIPMENT

The company is the lessor of property under operating leases. Following is a summary of the Company's investment in property, plant and equipment on operating leases as of July 31, 1997:


    Land                                 $  667,504
    Buildings and Improvements               68,250
    Yard building                         2,133,365
                                          2,869,119
    Less accumulated depreciation         1,834,261
                                         $1,034,858

Under the operating method of accounting for leases, the cost of the property, plant and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

All of the leases, except for the lease described in Note 10, are month-to-month. The minimum future rentals to be received on that lease at July 31, 1997 are as follows:

    Year ending July 31:

         1998             $  216,000
         1999                216,000
         2000                216,000
         2001                216,000
         2002                216,000
         Thereafter          648,000
                          $1,728,000






                                       15
LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996, and 1995


NOTE 12 - ECONOMIC DEPENDENCY

For the year ended July 31, 1997, the Company received approximately 73.4% of its operating revenues from the lessee of the stock yard. The amount of $216,000 was recognized as revenue and received during the year.

NOTE 13 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred at net loss of $154,577 during the year ended July 31, 1997. The ability of the Company to continue as a going concern is dependent upon future profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14 - CAPITAL STOCK

During the year ending July 31, 1997 the company amended the articles of incorporation and resolved that the corporate capital structure consist of 3,000,000 shares of class A common voting stock, all of no par value. This replaces 100,000 shares of voting common stock and 2,900,000 shares of nonvoting common stock, each with $.50 stated value.



























                                       16