Form 10-Q
period 1997-10-31
LINCOLN INTERNATIONAL CORP
filed 1997-12-24
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended October 31, 1997             Commission file No. 0-0767

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

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 1761145 of the (no-par) voting common stock.


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                 10-31-97   7-31-97

Current assets:
   Cash                                                    140814    156141
   Account receivable                                       11472      9732
   Prepaid expenses                                          2212         0

      Total current assets                                 154498    165873

Net property, plant and equipment                         1070970   1070929

Total assets                                              1225468   1236802

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         38946     28594
   Accrued expenses                                         44833     42968
   Current maturities of long-term debt                      5443      5443
      Total current liabilities                             89222     77005

Long-term debt, less current maturities                    381793    385511

Stockholders equity
   Common stock:
      Voting     1761145 shares O/S                       1300019   1300019

Retained earnings                                         -545566   -525733

      Total stockholders' equity                           754453    774286

Total liabilities and stockholders' equity                1225468   1236802


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDING OCTOBER 31

                                                         10-31-97  10-31-96

Revenues:
   Net service and operating revenues                       69067     73814

                                                            69067     73814

Cost and expenses:
   Cost of service and operating revenues                   19749     23193
   Operating, general and administrative expenses           60448     59833

                                                            80197     83026

Income - Loss from operations                              -11130     -9212

Other income - expense:
   Interest expense                                         -8727    -10099
   Miscellaneous                                              724      2171

                                                            -8003     -7928

Income - Loss before income taxes                          -19133    -17140

Provision for income taxes                                      0         0

Net income - loss                                          -19133    -17140

Net income - loss per common share                          -0.01     -0.01


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEAR TO DATE TO OCTOBER 31

                                                             1997      1996
Cash flows from operating activities:
   Net income (loss)                                       -19133    -17140
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     10163     12147
          Other receivables                                 -1740     -9655
          Prepaid expenses                                  -2212         0
          Accounts payable                                  10352     20321
          Accrued expenses                                   1865      6372

Total adjustments                                           18428     29185

Net cash provided by (used in) operating activities          -705     12045

Cash flows from investing activities:
   Purchases of property and equipment                     -10904     -5740

Net cash provided by (used in) investing activities        -10904     -5740

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                                  0         0
   Net borrowings (repayments) under
      long term notes payable                               -3718     -2006

Net cash provided by (used in) financing activities         -3718     -2006

Net increase (-decrease) in cash                           -15327      4299
Cash, beginning of year                                    156141    224743
Cash, end of period                                        140814    229042

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                    8736      9993



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1997

Agri-Business

          Bourbon Stockyard

          During July, 1995, Lincoln International Corporation entered into an agreement with Michigan Livestock Exchange whereby Michigan Livestock Exchange leased the Bourbon Stock Yard operations. Bourbon's revenue now consists of rental income.

          Net revenue from stockyard operations decreased by approximately $4,000 or 6% during the quarter ended October 31, 1997 as compared to the quarter ended October 31, 1996. Operating costs for the quarter ended October 31, 1997 were down approximately $5,000 or 16% as compared to the quarter ended October 31, 1996.

          Net revenue from stockyard operations decreased by approximately $3,000 or 4% during the quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995. Operating costs for the quarter ended October 31, 1996 were down approximately $8,000 or 14% as compared to the quarter ended October 31, 1995.

          Bourbon Stock Yard did not have any capital commitments at October 31, 1997.

          Bourbon Stock Yard had approximately $33,000 in accounts payable and accrued liabilities at October 31, 1997. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues decreased by approximately $6,000 or 8% for the quarter ended October 31, 1997 as compared to the quarter ended October 31, 1996. Costs for the same period were down approximately $4,000 or 5% as compared to 1996. This reduction in revenues and expenses is due to the leasing of the Bourbon Stock Yard property.

          Net revenues decreased by approximately $1,000 or 1% for the quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995. Costs for the same period were down approximately $21,000 or 20% as compared to 1995. This reduction in revenues and expenses is due to the leasing of the Bourbon Stock Yard property.

          Working capital at July 31, 1997 was approximately $88,900. At October 31, 1997 working capital was approximately $65,300. The Company expects a positive cash flow during the current fiscal year.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1997



          There were no capital commitments at October 31, 1997.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at October 31, 1997 and the result of its operations and cash flow for the period then ended.

                            -SIGNATURES-

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LINCOLN INTERNATIONAL CORPORATION



                                     Lee Sisney, President



                                     Richard Dolin, Treasurer

Dated this 15th day of December 1997