Form 10-K
period 1998-07-31
LINCOLN INTERNATIONAL CORP
filed 1998-11-04
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D. C.   20549


                                               FORM 10-K


                             Annual Report Pursuant to Section 13 or 15(d)
                                of the Securities Exchange Act of 1934


For fiscal year ended July 31, 1998    Commission File No. 0-5767

                                   LINCOLN INTERNATIONAL CORPORATION
                        (Exact name of registrant as specified in its charter)

           Kentucky                               # 61-0575092
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

   Suite No. 6, 120 Village Square
         Louisville, Kentucky                        40243
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (502)245-8814

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

                       No regular market exists for the stock.

                       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 1998.

                                         Common (no-par) 3,986

                                  DOCUMENTS INCORPORATED BY REFERENCE

                       (1)  Annual Report -- 1997-1998
                       (2)  Information Statement -- 1998

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

                       BOURBON has been in continuous operation for 165 years and was merged into LINCOLN in 1978.

                       The following resolution was passed by the Board of Directors at the October 18, 1997 meeting: Be it Hereby Resolved, that the voting common stock of Lincoln International Corporation
(the only class of common stock presently outstanding) is reverse split such that for every 400 shares outstanding prior to the reverse split, 1 (one) new share shall be issued. There shall be no change in the total number of shares authorized, which shall remain at 3,000,000. However, the existing stock certificates shall be canceled and new ones issued evidencing a new ownership position based on the 400 for 1 ratio. For holdings or partial holdings of common stock numbering less than the required 400 shares, scrip shall be issued as evidence of the number of shares so held. Holders of said scrip shall have a period of 120 days from date of issuance to either (1) accumulate sufficient scrip from other holders thereof to acquire new shares at the prescribed ratio of 400 for 1 or (2) present the scrip to the Company to be redeemed at a price of $.30 per share represented by the scrip.
These options must be exercised during the 120-day life of the scrip, the holder of said scrip shall have no further claim against the Company, all rights having been expunged by the expiration of the life of the scrip.

                       As of April 5, 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

                       At the May 4, 1998 board meeting, the Board of Directors approved an offering limited to existing Kentucky shareholders in order to raise a minimum of $400,000 to begin possible construction projects on the perimeter of the Bourbon Stock Yard property as well as to meet other capital expenditure needs. At the time of this filing, plans to effect the offering have been put on temporary hold.

                       Lincoln International Corporation has received an unsolicited offer from Home of the Innocents, Inc. to purchase the Bourbon Stock Yards property. This offer contains the customary contingencies related to such a sale so management of Lincoln
International Corporation has continued to assume that operations will continue at Bourbon Stock Yards into the foreseeable future.


In the event the sale should be consummated, efforts have been undertaken to find an alternative site to which the livestock auction could be moved.

                       BOURBON is subject to the rules and regulations of and must file (publicly available) reports with, the Interstate
Commerce Commission (ICC) and the United States Department of
Agriculture (USDA). BOURBON'S disposal of its waste materials is in compliance with federal, state and local environmental laws.

                       EMPLOYEES:

                       As of July 31, 1998, LINCOLN employed one (1) administrative personnel.


ITEM 2:  Properties

          The following are the various properties owned or leased by LINCOLN as of July 31, 1998.

                                     APPROXIMATE     LEASE EXPI-
                      TYPE OF        SQUARE FEET     RATION DATE
LOCATION              PROPERTY       FLOOR SPACE  (RENEWAL OPTIONS)


                                    LINCOLN ADMINISTRATIVE OFFICES

Louisville, KY        Offices         300 sq. ft.      03/01/99


      *      *      *      *      *      *      *      *      *

                                          BOURBON STOCK YARDS

Louisville, KY       Stock yard          20.5 acres      Owned
                        real estate & buildings

                               Stock yard
                               offices          10,460 sq. ft.   2/1/2001

Louisville, KY       Right-of-way         NA            1997 (1)
                     for stock yard

Louisville, KY       Warehouse         4,000 sq. ft.      Owned

Louisville, KY       Warehouse         9,000 sq. ft.      Owned

      *      *      *      *      *      *      *      *      *

(1) The right-of-way is not essential to Bourbon's operations but does provide an easier access and egress from the facility.

      *      *      *      *      *      *      *      *      *

          The properties listed above are suitable and adequate for the various needs they supply.

          The total fixed annual rental for all of the above leased facilities (exclusive of taxes and other charges) was $53,095.




ITEM 3:  Legal Proceedings

The litigation against Michigan Livestock Exchange (MLE) has been settled resulting in a smaller income stream from the Bourbon Stock Yards but a significantly reduced capital expenditure exposure from the maintenance of the property. The underlying assumption resulting from the settlement of this litigation is that now Lincoln International Corporation can work to assure a positive working relationship with MLE during the remaining 7 to 8 years under the lease of the stock yard facilities.


ITEM 4:  Submission of Matters to a Vote of Security Holders

          The items to be voted on at the annual meeting which will be held on the 4th day of December, 1998, are as follows:

          (1)  Election of directors and

          (2) Approval of sale of the Bourbon Stock Yards and continuing in business after the sale, seeking a new location from which to operate the livestock auction business and continuing efforts to find merger and acquisition candidates.

                                               PART II

ITEM 5:  Market for Registrant's Common Stock and Related
Stockholder Matters

(1) There does not exist at the present time any regular market for any common stock of the Registrant.

(2)  The Registrant has never paid or declared any dividends.

(3)  The reverse split of stock was complete on April 5, 1998.

(4) On May 4, 1998, the Board of Directors approved a secondary stock offering limited to only Kentucky residents allowing each shareholder to purchase one share of stock, accompanied by a warrant to purchase one additional share of common stock for the amount of one hundred dollars ($100). Directors of the Company were to be allowed to exercise any purchase rights not exercised by shareholders in a manner or amount to be subsequently decided by the Board. The purpose of the limited offering was to raise funds to begin construction and cleanup at the Bourbon property in order to make the property more income productive along with other necessary capital expenditures. Any action on the offering was put on temporary hold pending further clarification of the direction the Company must take.



ITEM 6:  Selected Financial Data

                                          Years ending July 31

                                 1998      1997      1996      1995      1994

Revenues                       297,459    292719    301629   1362172   1507258

Income (loss) before
 extraordinary items           -72,688   -154577    494735    -87968    -73394

Net income (loss)              -72,688   -154577    494735    -87968    -73394

Earnings (loss) per
 common share:

Income (loss) before
 extraordinary items            -17.16    -38.71    122.70    -21.68    -18.09

Net income (loss)               -17.16    -38.71    122.70    -21.68    -18.09

Cash dividends                       0         0         0         0         0

Total assets                   1147311   1236802   1358785   1623366   1959569

Long-term obligations           380205    385511    387250    733640    819788




ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Agri-Business

          BOURBON STOCKYARD

          During July, 1995, Lincoln International Corporation leased the Bourbon Stockyard operations to Michigan Livestock Exchange.

          Net revenue from stock yard operations increased by approximately $11,000 or 4% during the year ended July 31, 1998 as compared to the year ended July 31, 1997. The increase resulted from additional space that was rented at the stock yards.

          Operating costs for the year ended July 31, 1998 increased by approximately $29,000 as compared to the year ended July 31, 1997.

          There were no accounts payable or capital commitments at July 31, 1998. All funds in excess of expenses are available to the parent.

CONSOLIDATED OPERATIONS

          As of April 5, 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

          Operating costs for consolidated operations for the year ended July 31, 1998 were down approximately $80,700 or 21% as compared to the year ended July 31, 1997. Professional fees were decreased by $25,000 and salaries were decreased by $52,000.

          There were no capital commitments at July 31, 1998.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

          The response to this item is contained within a separate section of this report.

ITEM 9:  Changes in and Disagreements with Accountants

          None.


ITEM 10:

NAME, PRINCIPAL OCCUPATION
 AND OTHER POSITIONS WITH  DIRECTORS  SHARES OWNED AS OF 07/31/97
 LINCOLN FOR LAST 5 YEARS   SINCE

Thurman L. Sisney,
Chairman of the Board,
President and CEO
Director, Age 52             1994                1,273 (1)

Richard Dolin
Secretary/Treasurer
Director, Age 53             1996                    0

Janet Clark Frockt
Director                     1997                  574 (2)

Richard Jay Frockt
Director                     1997                  574 (2)

Russell R. Roth
Director                     1997                    0
                                               _______
Officers & Directors as a group                  2,421

          (1) Includes shares held in names of Drivers and Drovers Diversified, Inc., a Kentucky corporation of which 2/3 is owned by Thurman L. Sisney.

          (2) Richard Frockt, a director of the Company, is the beneficiary of a tax-deferred annuity which in turn is the owner of all of the outstanding capital stock of Salina Investment LTD, the record holder of 574 shares. In addition, Janet Frockt, the wife of Richard Frockt and a director of the Company, is the beneficiary of a tax-deferred annuity which in turn is the owner of all of the capital stock of Pyramid Securities LTD, the record holder of 574 shares. Mr. Frockt disclaims any beneficial ownership interest in the shares which Mrs. Frockt is the beneficiary.
Mrs. Frockt disclaims any beneficial ownership in the shares to which Mr. Frockt is the beneficiary.



                                BUSINESS HISTORY OF DIRECTORS

          Thurman L. Sisney - Mr. Sisney is President, Chairman of the Board and Chief Executive Officer of Lincoln International Corporation. Mr. Sisney has a masters degree in business administration and a law degree from the University of Louisville and has been in private practice since 1980. He has served as general counsel to the Kentucky Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. Mr. Sisney has also served as General Counsel and Deputy Commissioner of the Kentucky Department of Agriculture. Mr. Sisney is active in numerous civic and charitable organizations in the community including the board of trustees of the United Methodist Church, founder and President of the International Association of Convention and Hospitality and Industry Attorney's Association.

          Richard Dolin - Mr. Dolin has a juris doctorate degree from the University of Louisville law school and is a graduate of Louisville Presbyterian Theological Seminary where he earned a double competency degree in law and theology. He has a masters degree in Business Administration from Bellarmine College and has done doctoral work in business administration at the University of Kentucky. Mr. Dolin is associate pastor for the Harvey Browne Memorial Presbyterian Church in Louisville, Kentucky, and is responsible for adult education programs and out-reach activities and also serves as president of Nomos, Ltd., which provides consultation to small and medium sized organizations regarding strategic planning, accounting, budgeting, and related matters. Mr. Dolin is involved in many community activities including work for building homes for developmentally disabled adults.

          Janet Clark Frockt - Mrs. Frockt has a B.A. in Dramatic Arts from the University of California at Santa Barbara. She has performed with the Wand'ring Minstrels Theatrical Group and Theatre A La Carte in Louisville, Kentucky. Mrs. Frockt is also the author, Assistant Director and Producer of the film "Dominant Positions", an original screenplay filmed for PBS.

          Richard Jay Frockt - Mr. Frockt has a B.S. in History from Western Kentucky University and a juris doctorate from the University of Louisville Law School. He was a capital partner with the law firm Barnett and Alagia in Louisville until 1986, when he became the Chief Operating Officer of TMC Communications, a regional long distance telephone company in Santa
Barbara, California. Mr. Frockt founded WCT Communications, Inc. in 1989. He served as Chairman of the Board and Chief Executive Officer of that company until 1995, seeing revenues grow to an annualized $150,000,000 and managing an IPO (initial public offering) and NASDAQ National Market
Listing in 1993.

          Russell R. Roth - Mr. Roth earned a B.S. in Economics from the University of Kansas and an MBA in Finance from the University of Michigan. He has served as Chief Financial Officer of Cessna Aircraft Company which merged into General Dynamics Corporation in 1986. He then became Chief


Financial Officer of Sotheby Art Auction Company in New York City, spearheading that company's IPO (initial public offering) in 1988. Mr. Roth founded Las Vegas Investment Report in 1993. This publication reports upon and analyzes the gaming industry.


ITEM 11:

          The directors received compensation of Three Hundred ($300.00) Dollars per meeting and travel expenses. The directors fees and travel expense for 1997-1998 was $3,106.

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

          (7) Form 8-K - 1997 (1) A copy of the amendment to the Articles of Incorporation eliminating classes of stock.

          Financial data and schedules are submitted separately as a separate schedule and are attached hereto.



                                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Richard Dolin, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 29th day of October, 1998.

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

______________________________
Thurman L. Sisney                       President & Chairman of the
                                         Board
______________________________
Richard Dolin                              Secretary/Treasurer

(2)  Directors

_____________________________
Thurman L. Sisney                       Director

_____________________________
Richard Dolin                              Director

_____________________________
Janet Clark Frockt                      Director

_____________________________
Richard J. Frockt                       Director

_____________________________
Russell R. Roth                         Director


                         LINCOLN INTERNATIONAL CORPORATION

                              ANNUAL REPORT FORM 10-K



INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




POTTER & COMPANY, LLP
Louisville, Kentucky
September 30, 1998
      LINCOLN INTERNATIONAL CORPORATION

                           Index to Financial Statements

                                    Item 14(a)



The following consolidated financial statements of Lincoln
International Corporation and subsidiaries are incorporated by reference in Item 8:

      Consolidated balance sheets - July 31, 1998 and 1997

      Consolidated statements of operations - years ended July 31, 1998, 1997, and 1996

      Consolidated statements of stockholders' equity - years ended July 31, 1998, 1997, and 1996

      Consolidated statements of cash flows - years ended July 31, 1998, 1997, and 1996

      Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 1998, 1997, and 1996:

       I - Condensed financial information (parent company only)

      II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


SCHEDULE I

              LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                             CONDENSED BALANCE SHEETS
                              July 31, 1998 and 1997



                                              1998       1997

                                    A S S E T S

Current assets:
  Cash and cash equivalents                 $   90,994 $  156,141
  Accounts receivable, net                      10,911      9,732
  Prepaid expenses                               3,141          0
      Total current assets                     105,046    165,873

Investments in subsidiaries                    575,000    575,000
Net property, plant and equipment            1,042,265  1,070,929

    Total assets                            $1,722,311 $1,811,802


                           L I A B I L I T I E S   A N D
                      S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Current maturities of long-term debt      $    5,849 $    5,443
  Accounts payable                              12,311     28,594
  Deferred rent                                 18,810          0
  Accrued expenses                              21,559     42,968
  Deposits                                      25,000          0

    Total current liabilities                   83,529     77,005

Long-term debt, less current maturities        380,205    385,511

Advances from subsidiaries                     582,383    582,921

Stockholders' equity:
  Common stock                               1,281,998  1,300,019
  Retained earnings (deficit)                 -605,804   -533,654


      Total stockholders' equity               676,194    766,365

      Total liabilities and
        stockholders' equity                $1,722,311 $1,811,802









See accompanying notes.

SCHEDULE I

                    LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                              CONDENSED STATEMENTS OF OPERATIONS
                           Years ended July 31, 1998, 1997, and 1996



                                               1998      1997      1996

Revenues:
  Net service and operating revenues       $ 297,459 $ 292,719  $300,199
  Gain (loss) on sale of assets                    0    24,999   715,210
  Miscellaneous income                         6,276     8,606   570,834

                                             303,735   326,324 1,586,243

Costs and expenses:
  Cost of service and operating
    revenues                                 161,010   220,156   230,009
  Operating, general and
    administrative expenses                  179,813   225,383   211,365
  Interest expense - other                    35,061    35,138    70,932

                                             375,884   480,677   512,306

Income (loss) before provision for
 income tax                                  -72,149  -154,353 1,073,937

Income tax                                         0         0    14,366

Income (loss) before equity in net
 earnings (losses) of subsidiaries           -72,149  -154,353 1,059,571

Equity in net earnings (losses)
 of subsidiaries                                -539      -224    -7,232

    Net income (loss)                      $ -72,688 $-154,577$1,052,339
















See accompanying notes.

SCHEDULE I

                    LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                              CONDENSED STATEMENTS OF CASH FLOWS
                           Years ended July 31, 1998, 1997, and 1996

                                             1998      1997      1996

Cash flows from operating activities:
 Net income (loss)                         $ -72,688 $-154,577$1,052,339
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization              40,750    44,943    56,034
   Equity in net (earnings) losses of
    consolidated subsidiaries                    538       224     7,232
   (Gain) loss on sale of property,
    equipment, and operating assets                0   -24,999  -715,210
   Stock bonus                                     0    50,000         0
   Provision for losses on other
    receivables                               17,550    20,550    19,032
   Change in assets and liabilities:
    Increase in accounts receivables         -18,729   -17,873   -10,190
    Decrease in other current assets          -3,141         0     7,091
    Increase (decrease) in accounts
     payable                                 -16,282    17,509   -49,285
    Decrease in accrued expenses             -21,409   -14,972   -25,892
    Increase (decrease) in income
     taxes payable                                 0   -14,366    14,366
    Increase in deferred rent                 18,810         0         0
    Increase in deposits                      25,000         0         0

      Net cash provided by (used in)
        operating activities                 -29,601   -93,561   355,517

Cash flows from investing activities:
 Proceeds from disposal of property,
  equipment, and operating assets                  0    36,500   807,426
 Purchases of property and equipment         -12,087    -5,740    -8,998

      Net cash provided by
        investing activities                 -12,087    30,760   798,428

Cash flows from financing activities:
 Increase (decrease) in advances from
   subsidiaries                                 -538      -249  -729,387
 Proceeds from long-term debt                      0         0       757
 Principal payments on long-term debt         -4,900    -5,552   505,449
 Purchase of common stock for
   the treasury                              -18,021         0   -26,570

      Net cash provided by (used in)
        financing activities                 -23,459    -5,801-1,260,649

      Net increase (decrease) in cash
        and cash equivalents                 -65,147   -68,602  -106,704

      Cash and cash equivalents
        at beginning of year                 156,141   224,743   331,447

      Cash and cash equivalents
        at end of year                     $  90,994  $156,141  $224,743






See accompanying notes.

SCHEDULE I

                        LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                            CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                               Years ended July 31, 1998, 1997, and 1996

                                             1998      1997      1996


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for
     interest                                $35,121   $36,121   $73,164

    Cash paid during the year for
     income taxes                            $     0   $14,366        $0

Supplemental schedule of noncash
  financing activities:
    Issuance of common stock for
     executive bonus                         $     0   $50,000        $0



































See accompanying notes.

SCHEDULE I

                        LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                                NOTES TO CONDENSED FINANCIAL STATEMENTS
                                         July 31, 1998 and 1997





1.  Basis of Presentation

     In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.  Long-term debt

     Long-term debt consists of the following:

                                                        1998      1997

     Mortgage note payable, interest at 8.75%,
      monthly payments of $3,283 including
      principal and interest, balloon payment
      due February 2001, secured by real
      property.  Prior to October 1, 1996,
      interest was at 9.875% and monthly
      payments of principal and interest
      were $4,000.                                     $386,054  $390,954


     Less current maturities                              5,849     5,443

         Totals                                        $380,205  $385,511

Scheduled maturities of long-term debt during the five years subsequent to July 31, 1998 are as follows:


                   1999                             $    5,849
                   2000                                  6,382
                   2001                                373,823

                     Total                          $  386,054


3.  Dividends

    Cash dividends paid to Lincoln International Corporation by its consolidated subsidiaries were $0, $0, and $557,605 for the three fiscal years ended July 31, 1998, 1997 and 1996, respectively. The amounts are included in miscellaneous income.


SCHEDULE I

                   LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                           NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    July 31, 1998 and 1997




4. Going Concern

    As shown in the accompanying financial statements, the Company incurred losses from operations. The ability of the Company to continue as a going concern is dependent upon future profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


SCHEDULE II

                     LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          Years ended July 31, 1998, 1997, and 1996

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


Year ended July 31, 1998
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable *        40,332    17,550         0    -57,882        0


Year ended July 31, 1997
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable          19,782    20,550         0          0   40,332


Year ended July 31, 1996
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable             750    19,032         0          0   19,782


* The allowances for losses on accounts receivable were reduced by $57,882 per a settlement agreement dated August 18, 1998.





LINCOLN INTERNATIONAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITOR'S REPORT

July 31, 1998, 1997, and 1996






INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



POTTER & COMPANY, LLP
September 30, 1998




                            LINCOLN INTERNATIONAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                 July 31, 1998 and 1997


                                         A S S E T S

                                                     1998        1997

Current assets:
  Cash and cash equivalents                    $   90,994   $  156,141
  Other receivables                                10,911        9,732
  Prepaid expenses                                  3,141            0
      Total current assets                        105,046      165,873

Net property, plant and equipment               1,042,265    1,070,929

    Total assets                               $1,147,311   $1,236,802


                                    L I A B I L I T I E S


Current liabilities:
  Current maturities of long-term
   debt                                        $    5,849   $    5,443
  Accounts payable                                 12,311       28,594
  Deferred rent                                    18,810            0
  Accrued expenses                                 21,559       42,968
  Deposits                                         25,000            0
    Total current liabilities                      83,529       77,005

Long-term debt, less current maturities           380,205      385,511

    Total liabilities                             463,734      462,516

Commitments

                           S T O C K H O L D E R S'   E Q U I T Y

Stockholders' equity:
  Common stock, no par value,
   (3,000,000 shares authorized;
   3,986 and 4,403 shares
   issued and outstanding in 1998
   and 1997, respectively)                      1,281,998    1,300,019

  Retained earnings (deficit)                    -598,421     -525,733

      Total stockholders' equity                  683,577      774,286

      Total liabilities and
        stockholders' equity                   $1,147,311   $1,236,802



See accompanying notes.

                                              2

                              LINCOLN INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years ended July 31, 1998, 1997, and 1996


                                                1998      1997      1996

Revenues:
  Net service and operating revenues        $297,459  $292,719  $301,629

Costs and expenses:
  Cost of service and operating
   revenues                                  161,010   220,156   230,009
  Operating, general and
   administrative expenses                   180,352   225,607   214,585

    Total costs and expenses                 341,362   445,763   444,594

    Loss from operations                     -43,903  -153,044  -142,965

Other income (expense):
  Gain on sale of property,
   equipment, and operating assets                 0    24,999   715,210
  Interest expense                           -35,061   -35,138   -80,405
  Miscellaneous income                         6,276     8,606    17,286

    Total other income (expense)             -28,785    -1,533   652,091

    Income (loss) before income taxes        -72,688  -154,577   509,126

Provision for income taxes                         0         0    14,391

    Net income (loss)                       $-72,688 $-154,577  $494,735


Net income (loss) per common share          $ -17.16 $  -38.71  $ 122.70




















See accompanying notes.

                                              3

                                   LINCOLN INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years ended July 31, 1998, 1997, and 1996


                                                                          Total
                        Common      Common  Additional     Retained      Stock-
                         Stock       Stock     Paid-in     Earnings    holders'
                        Voting   Nonvoting     Capital    (Deficit)      Equity

Balance at
July 31, 1995          $50,000    $761,537    $465,052    $-865,891    $410,698

Purchase of
common stock for
the treasury                 0     -30,964       4,394            0     -26,570

Net income                   0           0           0      494,735     494,735

Balance at
July 31, 1996           50,000     730,573     469,446     -371,156     878,863

Issuance of
common stock
for executive
bonus                        0      50,000           0            0      50,000

Exchange to a
single class of
stock, no par
value                1,250,019    -780,573    -469,446            0           0

Net loss                     0           0           0     -154,577    -154,577

Balance at
July 31, 1997        1,300,019           0           0     -525,733     774,286

Purchase of
common stock for
the treasury           -18,021           0           0            0     -18,021

Net loss                     0           0           0      -72,688     -72,688

Balance at
July 31, 1998       $1,281,998          $0          $0    $-598,421    $683,577










See accompanying notes.

                                                   4

                                   LINCOLN INTERNATIONAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended July 31, 1998, 1997, and 1996


                                                     1998       1997       1996

Cash flows from operating activities:
  Net income (loss)                              $-72,688  $-154,577   $494,735
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                40,750     44,943     56,034
      Provision for losses on other
        receivables                                17,550     20,550     19,032
      Gain on sale of property,
        equipment, and operating assets                 0    -24,999   -715,210
      Stock bonus                                       0     50,000          0
      Change in assets and liabilities:
        Increase in other receivables             -18,729    -17,873     -8,733
        (Increase) decrease in prepaid expenses    -3,141          0      7,091
        Increase (decrease) in accounts
         payable                                  -16,282     17,509    -49,285
        Increase (decrease) in income
         taxes payable                                  0    -14,391      8,151
        Decrease in accrued expenses              -21,409    -14,972    -35,669
        Increase in deferred rent                  18,810          0          0
        Increase in deposits                       25,000          0          0

          Net cash used in
            operating activities                  -30,139    -93,810   -223,854

Cash flows from investing activities:
  Proceeds from disposal of property,
    equipment and operating assets                      0     36,500    807,426
  Purchases of property and equipment             -12,087     -5,740     -8,998

          Net cash provided by (used in)
            investing activities                  -12,087     30,760    798,428


















See accompanying notes.
                                                   5

                                   LINCOLN INTERNATIONAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended July 31, 1998, 1997, and 1996



                                                     1998       1997       1996

Cash flows from financing activities:
  Proceeds from long-term debt                         $0         $0       $757
  Principal payments on long-term debt             -4,900     -5,552   -656,700
  Purchase of common stock for the
    treasury                                      -18,021          0    -26,570
          Net cash used in
            financing activities                  -22,921     -5,552   -682,513

          Net increase (decrease) in
            cash and cash equivalents             -65,147    -68,602   -107,939

          Cash and cash equivalents
            at beginning of year                  156,141    224,743    332,682

          Cash and cash equivalents
            at end of year                        $90,994   $156,141   $224,743


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for
      interest                                    $35,121    $36,121    $84,924

    Cash paid during the year for
      income taxes                                     $0    $14,366     $6,240


Supplemental schedule of noncash
  financing activities:
          Issuance of common stock for
            executive bonus                            $0    $50,000         $0


















See accompanying notes.
                                                   6

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996


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

The Company uses the straight-line method of computing depreciation for financial statement purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the lease term.
                                                   7

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company files a consolidated federal income tax return. Investment tax credits are treated as a reduction of the tax provision in the year in which the benefit is earned (flow-through method). Separate state income tax returns are filed for the Company and each subsidiary.

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding during each year.


NOTE 2 - OTHER RECEIVABLES

Other receivables consist of the following:

                                                          1998          1997

       Accounts receivable                              $10,911       $50,064
       Less allowance for doubtful accounts                   0        40,332

          Totals                                        $10,911       $ 9,732


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                         1998          1997

       Land                                          $  667,504    $  667,504
       Building and improvements                         68,250        68,250
       Yard and administration building               2,143,569     2,133,365
       Machinery and equipment                          228,228       226,346
       Leasehold improvements                             2,800         2,800
                                                      3,110,351     3,098,265
       Less accumulated depreciation                  2,068,086     2,027,336

       Net property, plant and equipment             $1,042,265    $1,070,929

Depreciation expense for the years ended July 31, 1998, 1997 and 1996 was $40,750 $44,943, and $56,034, respectively.

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                         1998           1997

       Mortgage note payable, interest at
        8.75%, monthly payments of $3,283,
        including principal and interest,
        balloon payment due February 2001,
        secured by real property.  Prior
        to October 1, 1996, interest was
        at 9.875% and monthly payments of
        principal and interest were
        $4,000.                                        $386,054      $390,954

Less current maturities                                   5,849         5,443

       Totals                                          $380,205      $385,511

Aggregate maturities required on long-term debt at July 31, 1998 are as follows:

       1999                                            $  5,849
       2000                                               6,382
       2001                                             373,823

       Total                                           $386,054


NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                                     1998       1997      1996

Federal income taxes                                $    0     $    0   $ 2,310
State and local income taxes                             0          0    12,081
       Provision for income taxes                   $    0     $    0   $14,391

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996




NOTE 5 - INCOME TAXES (CONTINUED)

The Company has available at July 31, 1998 operating loss carryforwards, which may provide future tax benefits. If not used, the carryforwards will expire as follows:

       Year of                Operating Loss
     Expiration                Carryforwards


      2005                           $ 60,774
      2006                            216,677
      2008                             89,623
      2009                             76,331
      2010                             59,836
      2012                            106,248
      2013                             11,855

      Total                          $621,344

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996




NOTE 5 - INCOME TAXES (CONTINUED)

The difference between the statutory income tax rate and the Company's effective tax rate is reconciled as follows:

                            1998                1997                1996
                     Amount    Percent   Amount    Percent   Amount    Percent

Federal taxes
  (benefit) at
  statutory rate          $0        0%        $0        0%  $173,100     34.0%
Surtax exemption           0        0%         0        0%         0       .0%
Tax effect of
  current
  operating
  loss available
  for carryover            0        0%         0        0%         0      0.0%
Benefit due to
  operating loss
  carryforward             0        0%         0        0%  -158,323    -31.1%
Temporary
  differences              0        0%         0        0%   -11,770     -2.3%
State and local
  income taxes,
  net of federal
  benefit                  0        0%         0        0%    11,384      2.2%

                          $0        0%        $0        0%   $14,391      2.8%

A deferred tax asset due to the operating loss carryforwards has not been recognized because it is more likely than not that it will not be realized based on current circumstances.

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996



NOTE 6 - LEASE COMMITMENTS

The Company and its subsidiaries lease facilities and equipment under written operating leases.

Total rental expense amounted to $61,667 in 1998, $74,765 in 1997, and $51,483 in 1996. Future minimum rentals at July 31, 1998 are as follows:

             Year ending July 31:

                  1999                                 $ 45,082
                  2000                                   38,878
                  2001                                   18,843

                 Totals                                $102,803


NOTE 7 - LEASE OF PROPERTY

On July 15, 1995, the Company leased the property associated with the operation of its stock yard to another stock yard operator. The agreement was amended effective August 12, 1998. Under the agreement, the Company will receive rent of $13,500 a month. The agreement expires July 31, 2005, but may be terminated by the company upon six months notice to the lessee. The lessee is responsible at its expense, for most repairs, insurance, utilities and property taxes associated with the property.

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996




NOTE 8 - LEASE OF PROPERTY, PLANT AND EQUIPMENT

The company is the lessor of property under operating leases. Following is a summary of the Company's investment in property, plant and equipment on operating leases as of July 31, 1998:


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

All of the leases, except for the lease described in Note 7, are month-to-month. The minimum future rentals to be received on that lease at July 31, 1998 are as follows:

     Year ending July 31:

            1998                    $  163,597
            1999                       162,000
            2000                       162,000
            2001                       162,000
            2002                       162,000
            Thereafter                 486,000
                                    $1,297,597

                                   LINCOLN INTERNATIONAL CORPORATION
                            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     July 31, 1998, 1997, and 1996


NOTE 9 - ECONOMIC DEPENDENCY

For the year ended July 31, 1998, the Company recognized $216,000, approximately 72.6% of its operating revenues, from the lessee of the stock yard.

NOTE 10 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred losses from operations for the three years ended July 31, 1998. The ability of the Company to continue as a going concern is dependent upon future profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - CAPITAL STOCK

During the year ending July 31, 1997 the company amended the articles of incorporation and resolved that the corporate capital structure consist of 3,000,000 shares of class A common voting stock, all of no par value. This replaces 100,000 shares of voting common stock and 2,900,000 shares of nonvoting common stock, each with $.50 stated value.

On December 5, 1997, a resolution was approved by a majority of the stockholders to amend the Articles of Incorporation to reflect a reverse split of the Company's common stock in the ratio of four hundred old shares for one new share (400 to 1). The stockholders were notified and issued scrip for each holding of stock of less than 400 shares. The stockholders could request their holding of old stock be exchanged for new stock in blocks of 400 shares of old stock, or request payment of thirty cents ($.30) per share for old stock. The stockholders were further notified if neither action was taken by April 5, 1998, the scrip would expire and represent no further legal right. All references in the accompanying financial statements to the number of common shares and per-share amounts for prior years have been restated to reflect the stock split.


NOTE 12 - SUBSEQUENT EVENTS

On May 29, 1998, the Company entered into an agreement to sell the real estate on which the stockyard is located for approximately $3,400,000. If completed, the transaction will result in a gain of approximately $2,400,000 before income taxes, which will be included in operations during 1999.