Form 10-Q
period 1998-10-31
LINCOLN INTERNATIONAL CORP
filed 1998-12-29
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended October 31, 1998             Commission file No. 0-0767

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

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 3986 of the (no-par) voting common stock.


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                 10-31-98   7-31-98

Current assets:
   Cash                                                     65581     90994
   Other receivables                                          186     10911
   Prepaid expenses                                             0      3141

      Total current assets                                  65767    105046

Net property, plant and equipment                         1032102   1042265

Total assets                                              1097869   1147311

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         12908     12311
   Accrued expenses                                         25060     21559
   Current maturities of long-term debt                      3002      5849
   Deferred rent                                            18810     18810
   Deposits                                                 25000     25000
      Total current liabilities                             84780     83529

Long-term debt, less current maturities                    362634    380205

Stockholders equity
   Common stock:
      Voting     3986 shares O/S                          1281998   1281998

Retained earnings                                         -631543   -598421

      Total stockholders' equity                           650455    683577

Total liabilities and stockholders' equity                1097869   1147311


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDING OCTOBER 31

                                                         10-31-98  10-31-97

Revenues:
   Net service and operating revenues                       65179     69067

                                                            65179     69067

Cost and expenses:
   Cost of service and operating revenues                   22157     19749
   Operating, general and administrative expenses           65459     60448

                                                            87616     80197

Income - Loss from operations                              -22437    -11130

Other income - expense:
   Interest expense                                        -11524     -8727
   Miscellaneous                                              839       724

                                                           -10685     -8003

Income - Loss before income taxes                          -33122    -19133

Provision for income taxes                                      0         0

Net income - loss                                          -33122    -19133

Net income - loss per common share                          -8.31     -4.35


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEAR TO DATE TO OCTOBER 31

                                                             1998      1997
Cash flows from operating activities:
   Net income (loss)                                       -33122    -19133
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     10163     10163
          Other receivables                                 10725     -1740
          Prepaid expenses                                   3141     -2212
          Accounts payable                                    597     10352
          Accrued expenses                                   3501      1865

Total adjustments                                           28127     18428

Net cash provided by (used in) operating activities         -4996      -705

Cash flows from investing activities:
   Purchases of property and equipment                          0    -10904

Net cash provided by (used in) investing activities             0    -10904

Cash flows from financing activities:
   Principal payments on long-term debt                    -20418     -3718

Net cash provided by (used in) financing activities        -20418     -3718

Net increase (-decrease) in cash                           -25413    -15327
Cash, beginning of year                                     90994    156141
Cash, end of period                                         65581    140814

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   11524      8736



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1998

Agri-Business

          Bourbon Stockyard

          Net revenue from stockyard operations decreased by approximately $3,800 or 5% during the quarter ended October 31, 1998 as compared to the quarter ended October 31, 1997. The decrease resulted from less rent being paid by Michigan Livestock.

          Operating costs for the quarter ended October 31, 1998 increased slightly as compared to the quarter ended October 31, 1997.

          Bourbon Stock Yard did not have any capital commitments at October 31, 1998.


Consolidated Operations

          As of April 5, 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

          On May 29, 1998, the Company entered into an agreement to sell the real estate on which the stockyard is located for approximately $3,400,000. If completed, the transaction will result in a gain of approximately $2,400,000 before income taxes which will be included in operations during 1999.

          The Company has received an unsolicited offer from Home of the Innocents, Inc. to purchase the Bourbon Stock Yards property. This offer contains the customary contingencies related to such a sale so management of Lincoln International Corporation has continued to assume that operations will continue at Bourbon Stock Yards into the foreseeable future. In the event the sale should be consummated, efforts have been undertaken to find an alternative site to which the livestock auction could be moved.

          Operating costs for the quarter ending October 31, 1998 were up approximately $5,000 or 8% as compared to 1997. Professional fees increased by $9,500 and salaries decreased by $5,600.

          There were no capital commitments at October 31, 1998.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1998




NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at October 31, 1998 and the result of its operations and cash flow for the period then ended.

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

Dated this 10th day of December 1998