Form 10-Q
period 1996-04-30
LINCOLN INTERNATIONAL CORP
filed 1999-03-19
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended April 30, 1996             Commission file No. 0-0767

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


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  4-30-96   7-31-95

Current assets:
   Cash                                                    282373    332682
   Other receivables                                        43465     22708
   Prepaid expenses                                             0      7091
      Total current assets                                 325838    362481

Net property, plant and equipment                         1134605   1260885

Total assets                                              1460443   1623366

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         16129     66610
   Accrued expenses                                         56302     93609
   Current maturities of long-term debt                      9043    318809
      Total current liabilities                             81474    479028

Long-term debt, less current maturities                    389534    733640

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1532320 shares O/S                     766160    766160
Additional paid in capital                                 471300    471300
Retained earnings                                         -287154   -865891

Less: Treasury stock                                       -10871    -10871
      Total stockholders' equity                           989435    410698

Total liabilities and stockholders' equity                1460443   1623366


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDING APRIL 30

                                                          4-30-96   4-30-95

Revenues:
   Net service and operating revenues                       87493    309209
   Net product sales                                            0     34488
   Finance charges and other finance income                     0     -1675

                                                            87493    342022

Cost and expenses:
   Cost of service and operating revenues                   27839    241026
   Cost of products sold                                        0     30048
   Operating, general and administrative expenses           64701     77107
   Interest expense related to finance subsidiary            1911      3350

                                                            94451    351531

Income - Loss from operations                               -6958     -9509

Other income - expense:
   Interest expense                                        -16516    -22822
   Gain on sale of assets                                  712794         0
   Miscellaneous                                             4294      5464

                                                           700572    -17358

Income - Loss before income taxes                          693614    -26867

Provision for income taxes                                      0         0

Net income - loss                                          693614    -26867

Net income - loss per common share                           0.42     -0.02


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDING APRIL 30

                                                          4-30-96   4-30-95

Revenues:
   Net service and operating revenues                      234358    955342
   Net product sales                                            0     98479
   Finance charges and other finance income                     0     76348

                                                           234358   1130169

Cost and expenses:
   Cost of service and operating revenues                   85413    754108
   Cost of products sold                                        0     85581
   Operating, general and administrative expenses          234916    269360
   Provision for credit losses on finance receivables           0      7436
   Interest expense related to finance subsidiary            9473     11725

                                                           329802   1128210

Income - Loss from operations                              -95444      1959

Other income - expense:
   Interest expense                                        -60516    -64912
   Gain on sale of assets                                  714733    121008
   Miscellaneous                                           578912     16695

                                                          1233129     72791

Income - Loss before income taxes                         1137685     74750

Provision for income taxes                                      0      1618

Net income - loss                                         1137685     73132

Net income - loss per common share                           0.70      0.04


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE YEAR TO DATE TO APRIL 30

                                                             1996      1995
Cash flows from operating activities:
   Net income (loss)                                      1137685     73132
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     43063     53554
          Provision for credit losses on
             finance receivables                                0    -12848
          Gain on sale of fixed assets                    -714733      3867
          Other receivables                                 20757      1933
          Inventories                                           0      -185
          Non-cash dividend from subsidiary               -563800         0
          Prepaid expenses                                  -7091      9034
          Accounts payable                                 -50481    -26085
          Income taxes payable                                  0      1618
          Accrued expenses                                 -37307    -22074
          Deferred insurance commissions                        0     -2435

Total adjustments                                        -1309592      6379

Net Cash provided by (used in) operating activities       -171907     79511

Cash flows from investing activities:
   Loans repaid or sold                                         0    533995
   Proceeds from sale of fixed assets                      780470      3200
   Purchases of property and equipment                      -5000    -17173

Net cash provided by (used in) investing activities        775470    520022

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                                  0    -90379
   Principal payments on long-term debt                   -653872   -129075

Net cash provided by (used in) financing activities       -653872   -219454

Net increase (-decrease) in cash                           -50309    380079
Cash, beginning of year                                    332682     21238
Cash, end of period                                        282373    401317

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   72846     66459



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1996

Agri-Business

          Bourbon Stockyard

          During the last month of fiscal year 1995 the Bourbon Stock Yard operations were leased to Michigan Livestock Exchange. Under this lease Bourbon is to receive a minimum monthly rental of $18,000 per month. If seventy five percent (75%) of the net profits exceed $18,000 then Bourbon would receive that amount as the lease payment.

          Net revenue from stockyard operations decreased by approximately $227,300 or 72% during the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. For the 9 months ending April 30, 1996 net revenue decreased by approximately $751,100 or 76% as compared to 1995. This decrease is a result of leasing the property to Michigan Livestock Exchange.

          Operating costs for the quarter ended April 30, 1996 decreased approximately $227,500 or 89% as compared to the same quarter ended
April 30, 1995. For the 9 months ending April 30, 1996 operating costs decreased approximately $646,200 or 88% as compared to 1995. This decrease was the result of leasing the property to Michigan Livestock Exchange.

          Net revenue from stockyard operations was down approximately $45,000 or 13% during the quarter ended April 30, 1995 as compared to the quarter ended April 30, 1994. For the 9 months ending April 30, 1995 net revenue decreased by approximately $8,000 or 1% as compared to 1994.

          Operating costs for the quarter ended April 30, 1995 were down approximately $27,000 or 9% as compared to the same quarter ended April 30, 1994. For the 9 months ending April 30, 1995 operating costs decreased approximately $1,000 as compared to 1994.

          Operating costs, which include amortization and depreciation, account for 55% and 79% of operating revenues for the years 1996 and 1995 respectively.

          Inventories of cattle and hogs on the farm in the local area continues to increase a small percentage each year. However, each year a larger percentage of animals are moving directly from the farm to feedlots and packing houses.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1996

          Bourbon Stock Yard did not have any capital commitments at April 30, 1996.

          Bourbon Stock Yard had approximately $18,000 in accounts payable and accrued liabilities at April 30, 1996. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues decreased by approximately $250,000 or 73% for the quarter ending April 30, 1996 as compared to the quarter ending April 30, 1995. Net revenues for the 9 months ending April 30, 1996 decreased by approximately $248,000 or 23% as compared to 1995. This decrease is due primarily to the decreased revenue at Bourbon Stock Yard and the receipt of a non-cash dividend of $563,800 from Lincoln Finance Co., a wholly owned subsidiary.

          Operating costs for the quarter ending April 30, 1996 were down approximately $259,000 or 74% as compared to 1995. For the 9 months operating costs were down approximately $710,000 or 69% as compared to 1995. This decrease is due primarily to the decrease costs associated with the Bourbon Stock Yards.

          Net revenues decreased by approximately $93,000 or 23% for the quarter ending April 30, 1995 as compared to the quarter ending April 30, 1994 due to decreased income at Lincoln Finance Co . Net revenues for the 9 months ending April 30, 1995 decreased by approximately $78,000 or 7% as compared to 1994. This decrease is attributed to Lincoln Finance Co.

          Operating costs for the quarter ending April 30, 1995 were down approximately $39,000 or 10% as compared to 1994. For the 9 months operating costs were up approximately $15,000 or 1% as compared to 1994.

          There were no capital commitments at April 30, 1996.

          Working capital at July 31, 1995 was approximately -$117,000. At April 30, 1996 working capital was approximately $244,000.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1996


Lincoln International Corporation was not required to file a Form 8K during the last quarter.

          The unaudited consolidated financial statements include the accounts of the Company and all of it's subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at April 30, 1996 and the result of it's operations and cash flow for the period then ended.

                            -SIGNATURES-

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                LINCOLN INTERNATIONAL CORPORATION



                                     Lee Sisney, President



                                     Ronald Osborn, Treasurer

Dated this 1st day of June 1996