Form 10-K
period 1996-07-31
LINCOLN INTERNATIONAL CORP
filed 1999-03-19
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.   20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For fiscal year ended July 31, 1996    Commission File No. 0-5767

                      LINCOLN INTERNATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

           Kentucky                               # 61-0575092
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

    Suite No. 6, 120 Village Square
         Louisville, Kentucky                        40243
Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (502) 245-8814

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



            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 1996.

            Common (voting) 100,000     Common (non-voting) 1,461,145


                     DOCUMENTS INCORPORATED BY REFERENCE

            (1)  Annual Report-- 1995-1996

            (2)  Information Statement--1996

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

            LINCOLN INTERNATIONAL entered into a lease agreement with Kentucky Livestock Exchange, a division of Michigan Livestock Exchange, a Michigan corporation, wherein, LINCOLN leased its stockyards operations consisting of approximately seven acres with the term of the lease being for a period of 10 years beginning on July 15th, 1995, and ending on July 14th, 2005, with provisions for payment of rent based on monthly pre-tax profits with a minimum rent provision of $18,000.00 for the first two years. The lease agreement is based primarily on the number of head of farm animals similar to that type of revenue received prior to the execution of the lease. (See Part IV.)

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

            Prior to the lease agreement of July 15th, 1995, Lincoln's business consists of that of normal stock yard operations of handling, receiving, shipping and reshipping, transferring and yarding of all common types of livestock including cows, feeder cattle, hogs, feeder pigs, slaughter cattle and sheep and other related stock yard activities at Louisville, Kentucky (among the largest in Kentucky). The following schedule sets forth the amount of receipt of farm animals during 1994 and 1995 prior to the lease agreement with Michigan Stock Exchange. Since sheep are of such a small number, they are not included within the receipts comparison.

                               1994                 1995

Feeder cattle                137,676              132,184
Slaughter cattle              52,252               50,745
Hogs                          47,664               45,875
Feeder pigs                   11,532               11,390

            Most of the animals received come from the Kentucky-
Indiana area. There are numerous other smaller yards which provide little or no competition to BOURBON.

            Prior to the lease agreement, income was determined by the number of animals handled and poor market prices, weather conditions or disease over an extended period of time could materially affect the number of animals handled and thus affect its income. The animals are supplied by many farmers, none of which account for any material portion of the supply. (See Item 7 of Part II herein.)

            BOURBON is subject to the rules and regulations of and must file (publicly available) reports with, the Interstate Commerce Commission (ICC) and the United States Department of Agriculture (USDA). BOURBON'S disposal of its waste materials is in compliance with federal, state and local environmental laws.


            EMPLOYEES:

            As of July 31, 1996, LINCOLN employed three (3) administrative personnel.



            MAJOR BUSINESS SEGMENTS - FINANCIAL DATA

            The following is a report of the major business segments and the corresponding financial data.

            Prior to July 31, 1995, the Company considered its activities to comprise two segments: (1) financial lending and
(2) agribusiness. After July 31, 1995, the company operated only an agribusiness. Summary data for 1996, 1995 and 1994 is as follows:




                                  1996       1995        1994

Revenues:
  Finance                        $      0 $   58,625  $  180,462
  Agribusiness                    298,272  1,296,663   1,316,632
  Other                             3,357      6,884      10,164

    Consolidated                 $301,629 $1,362,172  $1,507,258

Operating profit (loss):
  Finance                        $ -2,925   $-15,243    $ 31,848
  Agribusiness                     86,314    161,081     132,454
    Total segments                 83,389    145,838     164,302
  Corporate and other
    expenses                     -226,354   -246,312    -135,238

    Income (loss) from
      operations                 -142,965   -100,474      29,064
Nonoperating income               732,496    123,082       2,452
Interest expense                  -80,405   -104,336    -100,519

    Income (loss) before
      income taxes               $509,126   $-81,728    $-69,003

Total assets:
  Finance                      $        0 $      491  $  545,209
  Agribusiness                  1,127,211  1,283,533   1,333,934
    Total segments              1,127,211  1,284,024   1,879,143
  Corporate and other             231,574    339,342      80,426

    Consolidated               $1,358,785 $1,623,366  $1,959,569

Capital expenditures:
  Finance                          $    0     $    0     $     0
  Agribusiness                      5,000      5,215       8,639
    Total segments                  5,000      5,215       8,639
  Corporate and other               3,998        695       2,565

    Consolidated                   $8,998     $5,910     $11,204

Depreciation and
    amortization:
  Finance                         $     0    $   286     $   832
  Agribusiness                     52,853     57,118      55,726
    Total segments                 52,853     57,404      56,558
  Corporate and other               3,181     10,423      15,974

    Consolidated                  $56,034    $67,827     $72,532




ITEM 2:  Properties

            The following are the various properties owned or leased by LINCOLN as of July 31, 1996.

                                     APPROXIMATE     LEASE EXPI-
                      TYPE OF        SQUARE FEET     RATION DATE
LOCATION              PROPERTY       FLOOR SPACE  (RENEWAL OPTIONS)


                           LINCOLN ADMINISTRATIVE OFFICES

Louisville, KY        Offices         2,600.0 ft.      08/31/96


      *      *      *      *      *      *      *      *      *

                                 BOURBON STOCK YARDS

Louisville, KY       Stock yard                         Owned
                       real estate      19.5 acres
                     & buildings

                       Stock yard
                       offices          10,460 ft.     02/1/2001

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

            The total fixed annual rental for all of the above leased facilities (exclusive of taxes and other charges) was $40,253.



ITEM 3:  Legal Proceedings

            LINCOLN filed a complaint on October 15, 1996, seeking injunctive and compensatory relief arising from the breach of the lease of the real estate by Kentucky Livestock Exchange and Michigan Livestock Exchange, Inc. and sought relief by way of a Restraining Order and Injunction to prohibit the lessees from engaging in competitive actions of operating stockyard facilities within close proximity of Bourbon Stockyards in Louisville, Kentucky. Failure of the court to grant a restraining order or injunctive relief could materially affect Lincoln's stockyard operation due to the increased competition within the areas where the stockyards are to be developed or operated.

            Neither LINCOLN nor any of its subsidiaries is engaged in any other material legal proceedings.


ITEM 4:  Submission of Matters to a Vote of Security Holders

            The only item to be voted on at the annual meeting which will be held on the 6th day of December, 1996, is the election of directors. (See Part II, Item 10.)



                                       PART II


ITEM 5:  Market for Registrant's Common Stock and Related Stockholder
Matters

            (1) There does not exist at the present time any regular market for any common stock of the Registrant, either the voting or non-voting.

            (2) There are approximately 1,800 shareholders of record of the common (non-voting) stock of LINCOLN. There are approximately 61 shareholders of record of the voting stock of LINCOLN.

            (3)  The Registrant has never paid or declared any dividends.

            (4) The Registrant has filed a Schedule 13E-3 with the Securities and Exchange Commission as a "Tender Offer" wherein it will propose to purchase a maximum of 1,000,000 shares of the (no-par) (non-voting) common stock for a tender price of thirty-five ($.35) cents per share. The offering is still in effect although no specific activity has been instituted by Registrant. Reference is made to that filing for specific information and is incorporated by reference herein.





ITEM 6:  Selected Financial Data

                                     Years ending July 31

                           1996     1995    1994     1993    1992

Revenues                 301629  1362172 1507258  1497505 1517356

Income (loss) before
 extraordinary items     494735   -87968  -73394  -105336   70167

Net income (loss)        494735   -87968  -73394  -105336   70167

Earnings (loss) per
 common share:

Income (loss) before
 extraordinary items        .31     -.05    -.04     -.07     .04

Net income (loss)           .31     -.05    -.04     -.07     .04

Cash dividends                0        0       0        0       0

Total assets            1358785  1623366 1959569  2037796 2095261

Long-term obligations    387250   733640  819788   871068  888814


ITEM 7:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Agri-Business

            Bourbon Stockyard

            During July, 1995, Lincoln International Corporation entered into an agreement with Michigan Livestock Exchange whereby Michigan Livestock Exchange leased the Bourbon Stockyard operations. During fiscal year 1996 the revenues of Bourbon Stockyard consisted of rental income.

            Net revenue from stockyard operations in 1995 decreased by approximately $12,000 or 1% from the fiscal year ended July
31, 1994. This decrease in revenue was the result of decreased receipts of approximately 2,000 head of cattle during the year.

            Operating costs for the year ended July 31, 1995 were down approximately $40,000 or 3% as compared to 1994. The primary decrease was in the costs of utilities and lost or stolen cattle.

            Bourbon does not have any accounts payable or capital commitments at July 31, 1996. All funds in excess of expenses are available to the parent.

Consolidated operations

            Revenues from consolidated operations in 1996 decreased approximately $1,060,543 or 78% as compared to 1995. This decrease is primarily the result of the lease of the Bourbon
Stockyard operation.

            Revenues from consolidated operations in 1995 decreased approximately $145,000 or 10% as compared to 1994. This decrease is primarily in the reduced revenue from the finance division.

            Operating costs for the year ended July 31, 1996, were down approximately $1,041,982 or 66% as compared to 1995. This decrease is primarily the result of the lease of the Bourbon
Stockyard operation.

            Operating costs for the year ended July 31, 1995 were down approximately $10,000 or 1% as compared to 1994. The primary area of savings was in utilities.

            Operating costs, which include amortization and depreciation account for 174%, 114%, and 105% of net sales and operating revenues for the years 1996 to 1994 respectively.

            The company did not have any capital commitments at July 31, 1996.

            Working Capital at July 31, 1996 was approximately $144,000 as compared to a negative working capital position of approximately $117,000 at July 31, 1995. There were no defaults on loans payable during the year. The liquidity of the company will depend on the lease arrangement with Michigan Livestock Exchange and the development of the remaining property owned by the Company.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

            The response to this item is contained within a separate section of this report.


ITEM 9:  Changes in and Disagreements with Accountants

            None.

ITEM 10:

NAME, PRINCIPAL OCCUPATION
 AND OTHER POSITIONS WITH  DIRECTORS  SHARES OWNED AS OF 07/31/96
 LINCOLN FOR LAST 5 YEARS   SINCE  VOTING     %    NON-VOTING  %

Thurman L. Sisney,
Chairman of the Board,
President and CEO
Director, Age 50            1994  91,463(1) 91.46% 287,329 18.00%

Richard Dolin
Director, Age 51            1996                       100  .001%

Ronald Osborn,                       100     .10%       66  .001%
Secretary/Treasurer of
Lincoln International
Corp, Age 57                      ______________________________

Officers & Directors as a group   91,563   91.56%  287,495 18.00%

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


ITEM 11:

            The directors received compensation of Three Hundred
($300.00) Dollars per meeting and travel expenses. The directors fees and travel expense for 1995-1996 was $3,570.


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




                                SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International
Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive
Officer, Thurman L. Sisney, and by its principal Financial
Officer and principal Accounting Officer, Secretary and
Treasurer, Ronald Osborn, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 29th day of October, 1996.

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


_________________________________
Richard Dolin                           Director


                      LINCOLN INTERNATIONAL CORPORATION

                           ANNUAL REPORT FORM 10-K



INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




POTTER & COMPANY, LLP
Louisville, Kentucky
September 26, 1996
   LINCOLN INTERNATIONAL CORPORATION

                        Index to Financial Statements

                                 Item 14(a)



The following consolidated financial statements of Lincoln
International Corporation and subsidiaries are incorporated by reference in Item 8:

      Consolidated balance sheets - July 31, 1996 and 1995

      Consolidated statements of operations - years ended July 31, 1996, 1995, and 1994

      Consolidated statements of stockholders' equity - years ended July 31, 1996, 1995, and 1994

      Consolidated statements of cash flows - years ended July 31, 1996, 1995, and 1994

      Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 1996, 1995, and 1994:

       I - Condensed financial information (parent company only)

      II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.


SCHEDULE I

           LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                          CONDENSED BALANCE SHEETS
                           July 31, 1996 and 1995



                                                  1996            1995

                                 A S S E T S

Current assets:
  Cash and cash equivalents                       $224,743        $331,447
  Accounts receivable, net                          12,409          21,251
  Prepaid expenses and other
    current assets                                       0           7,091
      Total current assets                         237,152         359,789

Investments in subsidiaries                      1,140,750       1,147,982
Net property, plant and equipment                1,121,633       1,260,885

    Total assets                                $2,499,535      $2,768,656


                        L I A B I L I T I E S   A N D
                   S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
  Current maturities of long-term debt              $9,256        $167,558
  Accounts payable                                  11,085          60,370
  Income taxes payable                              14,366               0
  Accrued expenses                                  57,940          83,832

    Total current liabilities                       92,647         311,760

Long-term debt, less current maturities            387,250         733,640

Advances from subsidiaries                         583,170       1,312,557

Stockholders' equity:
  Common stock, $.50 stated value                  780,573         811,537
  Additional paid-in capital                       469,446         465,052
  Retained earnings (deficit)                      186,449        -865,890

      Total stockholders' equity                 1,436,468         410,699

      Total liabilities and
        stockholders' equity                    $2,499,535      $2,768,656









See accompanying notes.

SCHEDULE I

                 LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                           CONDENSED STATEMENTS OF OPERATIONS
                        Years ended July 31, 1996, 1995, and 1994



                                             1996        1995       1994

Revenues:
  Net service and operating revenues         $300,199  $1,194,763 $1,254,838
  Net product sales                                 0     119,689    111,803
  Gain (loss) on sale of assets               715,210     -28,501          0
  Miscellaneous income                        570,834      26,223          0

                                            1,586,243   1,312,174  1,366,641

Costs and expenses:
  Cost of service and operating
    revenues                                  230,009     914,457    863,045
  Cost of products sold                             0     104,169     97,982
  Operating, general and
    administrative expenses                   211,365     383,117    407,748
  Interest expense - subsidiaries                   0      19,399     51,493
  Interest expense - other                     70,932     104,336    100,519

                                              512,306   1,525,478  1,520,787

Income (loss) before provision for
 income tax                                 1,073,937    -213,304   -154,146

Income tax                                     14,366           0          0

Income (loss) before equity in net
 earnings (losses) of subsidiaries          1,059,571    -213,304   -154,146

Equity in net earnings (losses)
 of subsidiaries                               -7,232     125,336     80,745

    Net income (loss)                      $1,052,339    $-87,968   $-73,401
















See accompanying notes.

SCHEDULE I

                 LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                           CONDENSED STATEMENTS OF CASH FLOWS
                        Years ended July 31, 1996, 1995, and 1994

                                              1996        1995       1994

Cash flows from operating activities:
 Net income (loss)                         $1,052,339    $-87,968   $-73,401
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization               56,034      67,541     71,700
   Equity in net (earnings) losses of
    consolidated subsidiaries                   7,232    -125,336    -80,745
   (Gain) loss on sale of property,
    equipment, and operating assets          -715,210      28,501          0
   Provision for losses on other
    receivables                                19,032           0      3,081
   Change in assets and liabilities:
    Increase in accounts receivables          -10,190      -8,011     -2,124
    (Increase) decrease in inventories              0         681        -73
    Decrease in other current assets            7,091       3,963      1,522
    Decrease in accounts payable              -49,285     -33,306     -2,589
    Increase (decrease) in accrued expenses   -25,892        -744      7,334
    Increase in income taxes payable           14,366           0          0

      Net cash provided by (used in)
        operating activities                  355,517    -154,679    -75,295

Cash flows from investing activities:
 Proceeds from disposal of property,
  equipment, and operating assets             807,426      24,440          0
 Purchases of property and equipment           -8,998      -5,910    -11,204

      Net cash provided by (used in)
        investing activities                  798,428      18,530    -11,204

Cash flows from financing activities:
 Net borrowings (repayments) under
  short-term notes payable                          0     -90,379     -1,973
 Increase (decrease) in advances from
   subsidiaries                              -729,387     649,259     86,187
 Proceeds from long-term debt                     757       1,389     25,489
 Principal payments on long-term debt         505,449    -103,963    -30,983
 Purchase of common stock for the treasury    -26,570           0          0

      Net cash provided by (used in)
        financing activities               -1,260,649     456,306     78,720

      Net increase (decrease) in cash
        and cash equivalents                 -106,704     320,157     -7,779

      Cash and cash equivalents
        at beginning of year                  331,447      11,290     19,069

      Cash and cash equivalents
        at end of year                       $224,743    $331,447    $11,290

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for interest    $73,164    $123,629   $152,746


See accompanying notes.

SCHEDULE I

                   LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                           NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    July 31, 1996 and 1995



1.  Long-term debt

    Long-term debt consists of the following:

                                                      1996       1995

    12% subordinated capital notes, various
      maturity dates, unsecured.                           $0   $170,852

    Mortgage note payable, interest at 1.5%
     over prime, monthly payments of
     $7,566, including principal and
     interest, paid off February 1996,
     secured by real property.                              0    730,346

    Mortgage note payable, interest at
     9.875%, monthly payments of
     $4,000, including principal and
     interest, balloon payment due
     February 2001, secured by real
     property.                                        396,506          0

                                                      396,506    901,198

    Less current maturities                             9,256    167,558

        Totals                                       $387,250   $733,640

Scheduled maturities of long-term debt during the five years subsequent to July 31, 1996 are as follows:

                  1997                         $    9,256
                  1998                             10,213
                  1999                             11,269
                  2000                             12,433
                  2001                            353,335

                    Total                      $  396,506


2.  Dividends

    Cash dividends paid to Lincoln International Corporation by its consolidated subsidiaries were $557,605, $0, and $0 for the fiscal years ended July 31, 1996, 1995 and 1994, respectively. The amounts are included in miscellaneous income.


SCHEDULE I

               LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                July 31, 1996 and 1995




3. Litigation

    The lessee of the stock yard has given written notice to terminate the lease effective December 31, 1996. The Company has filed a complaint in court against the lessee of the stock yard for breach of contract. The complaint requests suspension of the lessee's related operations in a geographic area believed to be in competition with the operations at the Company's stock yard and monetary damages. Management of the Company consider their position to be favorable.

4. Going Concern

    The uncertainty of the continuation of the operations at the stock yard and its profitability creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


SCHEDULE II

                 LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      Years ended July 31, 1996, 1995, and 1994

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

Year ended July 31, 1996
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable              750    19,032      0       0         19,785
   Loans receivable - finance         0         0      0       0              0
                                    750    19,032      0       0         19,785
  Accumulated amortization -
   Franchise license                  0         0      0       0              0

                                    750    19,032      0       0         19,785

Year ended July 31, 1995
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable            4,081         0      0   3,331    A       750
   Loans receivable - finance    16,515     7,435      0  23,950  A,B         0
                                 20,596     7,435      0  27,281            750
  Accumulated amortization -
   Franchise license             75,529     6,294      0  81,823    C         0

                                 96,125    13,729      0 109,104            750

Year ended July 31, 1994
 Reserves deducted from assets:
  Allowance for losses:
   Accounts receivable           12,100     3,031      0  11,050    A     4,081
   Loans receivable - finance    16,929    11,195      0  11,609    A    16,515
                                 29,029    14,226      0  22,659         20,596
    Accumulated amortization -
      Franchise license          67,137     8,392      0       0         75,529

                                 96,166    22,618      0  22,659         96,125



(A)   Write-off of doubtful accounts.
(B) Includes reduction in allowance in the amount of $16,807 due to sale of finance receivables.
(C)   Sold Franchise license May 1, 1995.


LINCOLN INTERNATIONAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITOR'S REPORT

July 31, 1996, 1995, and 1994






INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




POTTER & COMPANY, LLP
September 26, 1996

                      LINCOLN INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                           July 31, 1996 and 1995


                                     A S S E T S

                                                1996       1995

Current assets:
  Cash and cash equivalents                 $224,743    $332,682
  Other receivables                           12,409      22,708
  Prepaid expenses                                 0       7,091
    Total current assets                     237,152     362,481

Net property, plant and equipment          1,121,633   1,260,885

    Total assets                          $1,358,785  $1,623,366


                                L I A B I L I T I E S


Current liabilities:
  Current maturities of long-term debt        $9,256    $318,809
  Accounts payable                            11,085      60,370
  Income taxes payable                        14,391       6,240
  Accrued expenses                            57,940      93,609
    Total current liabilities                 92,672     479,028

Long-term debt, less current maturities      387,250     733,640

    Total liabilities                        479,922   1,212,668


                       S T O C K H O L D E R S'   E Q U I T Y

Stockholders' equity:
  Common stock, voting, $.50 stated
    value, 100,000 shares authorized,
    issued and outstanding                    50,000      50,000
  Common stock, nonvoting, $.50 stated
    value, 2,900,000 shares authorized,
    1,461,145 shares issued and
    outstanding (1,523,074 shares
    at 1995)                                 730,573     761,537
  Additional paid-in capital                 469,446     465,052
  Retained earnings (deficit)               -371,156    -865,891

      Total stockholders' equity             878,863     410,698

      Total liabilities and
        stockholders' equity              $1,358,785  $1,623,366



See accompanying notes.

                                          2

                          LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years ended July 31, 1996, 1995, and 1994


                                                1996       1995       1994

Revenues:
  Net service and operating revenues        $301,629 $1,183,858 $1,214,993
  Net product sales                                0    119,689    111,803
  Finance charges and other income
   earned on finance receivables                   0     58,625    180,462

    Total revenues                           301,629  1,362,172  1,507,258

Costs and expenses:
  Cost of service and operating revenues     230,009    931,305    916,635
  Cost of products sold                            0    104,169     97,982
  Operating, general and administrative
   expenses                                  214,585    401,660    437,917
  Provision for credit losses on finance
    receivables                                    0      6,409      5,665
  Interest expense related to finance
   subsidiary                                      0     19,103     19,995

    Total costs and expenses                 444,594  1,462,646  1,478,194

    Income (loss) from operations           -142,965   -100,474     29,064

Other income (expense):
  Gain on sale of property,
   equipment, and operating assets           715,210     88,640          0
  Interest expense                           -80,405   -104,336   -100,519
  Miscellaneous income                        17,286     34,442      2,452

    Total other income (expense)             652,091     18,746    -98,067

    Income (loss) before income taxes        509,126    -81,728    -69,003

Provision for income taxes                    14,391      6,240      4,398

    Net income (loss)                       $494,735   $-87,968   $-73,401


Net income (loss) per common share              $.31      $-.05      $-.04










See accompanying notes.

                                          3

                              LINCOLN INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years ended July 31, 1996, 1995, and 1994


                                                                   Total
                     Common     Common Additional    Retained     Stock-
                      Stock      Stock    Paid-in    Earnings   holders'
                     Voting  Nonvoting    Capital   (Deficit)     Equity

Balance at
July 31, 1993       $50,000   $761,537   $465,052   $-704,522   $572,067



Net loss                  0          0          0     -73,401    -73,401



Balance at
July 31, 1994        50,000    761,537    465,052    -777,923    498,666



Net loss                  0          0          0     -87,968    -87,968



Balance at
July 31, 1995        50,000    761,537    465,052    -865,891    410,698


Purchase of
61,929 shares
of common
stock for the
treasury                  0    -30,964      4,394           0    -26,570


Net income                0          0          0     494,735    494,735



Balance at
July 31, 1996       $50,000   $730,573   $469,446   $-371,156   $878,863











See accompanying notes.

                                              4

                              LINCOLN INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended July 31, 1996, 1995, and 1994


                                                1996      1995      1994

Cash flows from operating activities:
  Net income (loss)                         $494,735  $-87,968  $-73,401
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization           56,034    67,827    72,532
      Provision for credit losses on
        finance receivables                        0     7,435    11,188
      Provision for losses on other
        receivables                           19,032         0     3,038
      Reduction in allowance for credit
        losses due to sale of operating
        assets                                     0   -16,807         0
      Gain on sale of property,
        equipment, and operating assets     -715,210   -88,640         0
      Change in assets and liabilities:
        Increase in other receivables         -8,733    -7,976    -2,783
        (Increase) decrease in inventories         0       681       -73
        Decrease in prepaid expenses           7,091     4,082     1,522
        Decrease in accounts payable         -49,285   -33,340    -2,555
        Increase in income taxes payable       8,151     1,842     1,414
        Increase (decrease) in accrued
          expenses                           -35,669    -4,520     2,890
        Decrease in deferred insurance
          commissions                              0    -2,435      -535

          Net cash provided by (used in)
            operating activities            -223,854  -159,819    13,237

Cash flows from investing activities:
  Loans originated                                 0  -146,251  -407,876
  Loans repaid                                     0   146,565   412,560
  Proceeds from sale of loans                      0   661,951         0
  Proceeds from disposal of property,
    equipment and operating assets           807,426    24,690         0
  Purchases of property and equipment         -8,998    -5,910   -11,204

          Net cash provided by (used in)
            investing activities            $798,428  $681,045   $-6,520











See accompanying notes.
                                              5

                              LINCOLN INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended July 31, 1996, 1995, and 1994



                                                1996      1995      1994

Cash flows from financing activities:
  Net borrowings (repayments) under
    short-term notes payable                $      0  $-90,379   $-4,473
  Proceeds from long-term debt                   757     1,389    30,704
  Principal payments on long-term debt      -656,700  -120,792   -34,771
  Purchase of common stock for the treasury  -26,570         0         0
          Net cash provided by (used in)
            financing activities            -682,513  -209,782    -8,540

          Net increase (decrease) in cash
            and cash equivalents            -107,939   311,444    -1,823

          Cash and cash equivalents
            at beginning of year             332,682    21,238    23,061

          Cash and cash equivalents
            at end of year                  $224,743  $332,682   $21,238


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for interest   $84,924  $124,588  $152,724

    Cash paid during the year for income
      taxes                                   $6,240    $4,398    $2,984






















See accompanying notes.
                                              6

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994


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

Company's Activities:

Lincoln International Corporation owns property in the state of Kentucky which is leased to a stock yard operator. Through July 15, 1995, the Company operated the stock yard.

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

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company files a consolidated federal income tax return. Investment tax credits are treated as a reduction of the tax provision in the year in which the benefit is earned (flow-through method). Separate state income tax returns are filed for the Company and each subsidiary.

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding during each year.


NOTE 2 - FINANCE RECEIVABLES

Changes in the allowance for credit losses were as follows:

          Balance as of July 31, 1993                    $16,929
          Provision for credit losses                     11,188
          Loans charged off                              (17,132)
          Recoveries                                       5,530

          Balance as of July 31, 1994                     16,515
          Provision for credit losses                      7,435
          Loans charged off and sold                     (24,977)
          Recoveries                                       1,027

          Balance as of July 31, 1995                    $     0

On December 1, 1994, the finance receivables were sold.


NOTE 3 - OTHER RECEIVABLES

Other receivables consist of the following:

                                                     1996       1995

   Accounts receivable                             $32,191    $22,001
   Less allowance for doubtful accounts             19,782        750
                                                    12,409     21,251
   Royalty receivables                                   0      1,457

     Totals                                        $12,409    $22,708

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                      1996       1995

   Land                                         $  667,504 $  713,022
   Building and improvements                        68,250     68,250
   Yard and administration building              2,149,593  2,374,658
   Machinery and equipment                         331,330    446,600
   Leasehold improvements                            2,800      2,800
                                                 3,219,477  3,605,330
   Less accumulated depreciation                 2,097,844  2,344,445

   Net property, plant and equipment            $1,121,633 $1,260,885

Depreciation expense for the years ended July 31, 1996, 1995 and 1994 was $56,034, $61,533 and $66,238, respectively.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                    1996       1995

  12% subordinated capital notes, various
    maturity dates, unsecured.                 $      0  $  322,103

  Mortgage note payable, interest at 1.5%
    over prime, monthly payments of $7,566,
    including principal and interest, paid
    off February 1996, secured
    by real property.                                 0     730,346

  Mortgage note payable, interest at 9.875%,
    monthly payments of $4,000, including
    principal and interest, balloon payment
    due February 2001, secured by real
    property.                                   396,506           0

                                                396,506   1,052,449
  Less current maturities                         9,256     318,809

    Totals                                     $387,250  $  733,640

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994


NOTE 5 - LONG-TERM DEBT (CONTINUED)

Aggregate maturities required on long-term debt at July 31, 1996 are as follows:

  1997                                          $  9,256
  1998                                            10,213
  1999                                            11,269
  2000                                            12,433
  2001                                           353,335

  Total                                         $396,506

As of October 1, 1996, new terms were agreed to regarding the outstanding mortgage note payable above. The new terms include a revised interest rate of 8.75% and monthly payments of $3,283. No other terms were changed.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                         1996      1995     1994

Federal income taxes                   $ 2,310    $    0   $    0
State and local income taxes            12,081     6,240    4,398
  Provision for income taxes           $14,391    $6,240   $4,398

The Company has available at July 31, 1996 unused tax credits and operating loss carryforwards, which may provide future tax benefits. If not used, the carryforwards will expire as follows:

      Year of                    Tax              Operating Loss
    Expiration                 Credits             Carryforwards

       2001                  $61,247                $      0
       2002                        0                       0
       2003                        0                       0
       2004                        0                       0
       2005                        0                  60,774
       2006                        0                 216,677
       2007                        0                       0
       2008                        0                  89,623
       2009                        0                  76,331
       2010                        0                  59,836

                             $61,247                $503,241

                              LINCOLN INTERNATIONAL CORPORATION
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 1996, 1995, and 1994


NOTE 6 - INCOME TAXES (CONTINUED)

The difference between the statutory income tax rate and the Company's effective tax rate is reconciled as follows:

                            1996               1995              1994
                      Amount   Percent  Amount    Percent  Amount   Percent

Federal taxes
  (benefit) at
  statutory rate     $173,100   -34.0% $-27,800    -34.0% $-23,500   -34.0%
Surtax exemption            0      .0%        0      0.0%        0     0.0%
Tax effect of
  current
  operating
  loss available
  for carryover             0     0.0%   27,800     34.0%   23,500    34.0%
Benefit due to
  operating loss
  carryforward       -158,323   -31.1%        0      0.0%        0     0.0%
Temporary
  differences         -11,770    -2.3%     -851     -1.0%      804     1.2%
State and local
  income taxes,
  net of federal
  benefit              11,384     2.2%    7,091      8.6%    3,594     5.2%

                      $14,391     2.8%   $6,240      7.6%   $4,398     6.4%

A deferred tax asset due to the operating loss and tax credit carryforwards has not been recognized because it is more likely than not that it will not be realized based on current circumstances.

NOTE 7 - MAJOR BUSINESS SEGMENTS

The Company considers its activities to comprise two reportable segments: financial lending and agribusiness. Summary data is as follows:

                                    1996       1995       1994

Revenues:
  Finance                        $      0 $   58,625  $  180,462
  Agribusiness                    298,272  1,296,663   1,316,632
  Other                             3,357      6,884      10,164

    Consolidated                 $301,629 $1,362,172  $1,507,258

                          LINCOLN INTERNATIONAL CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            July 31, 1996, 1995, and 1994


NOTE 7 - MAJOR BUSINESS SEGMENTS (CONTINUED)

                                    1996       1995       1994

Operating profit (loss):
  Finance                         $-2,925   $-15,243     $31,848
  Agribusiness                     86,314    161,081     132,454
    Total segments                 83,389    145,838     164,302
  Corporate and other
    expenses                     -226,354   -246,312    -135,238

    Income (loss) from
      operations                 -142,965   -100,474      29,064
Nonoperating income               732,496    123,082       2,452
Interest expense                  -80,405   -104,336    -100,519

    Income (loss) before
      income taxes               $509,126   $-81,728    $-69,003

Total assets:
  Finance                      $        0 $      491  $  545,209
  Agribusiness                  1,127,211  1,283,533   1,333,934
    Total segments              1,127,211  1,284,024   1,879,143
  Corporate and other             231,574    339,342      80,426

    Consolidated               $1,358,785 $1,623,366  $1,959,569

Capital expenditures:
  Finance                          $    0     $    0     $     0
  Agribusiness                      5,000      5,215       8,639
    Total segments                  5,000      5,215       8,639
  Corporate and other               3,998        695       2,565

    Consolidated                   $8,998     $5,910     $11,204

Depreciation and
    amortization:
  Finance                         $     0    $   286     $   832
  Agribusiness                     52,853     57,118      55,726
    Total segments                 52,853     57,404      56,558
  Corporate and other               3,181     10,423      15,974

    Consolidated                  $56,034    $67,827     $72,532

                          LINCOLN INTERNATIONAL CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            July 31, 1996, 1995, and 1994



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


NOTE 9 - LEASE COMMITMENTS

The Company and its subsidiaries lease facilities and equipment under written operating leases.

Total rental expense amounted to $51,483 in 1996, $35,711 in 1995, and $33,855 in 1994. Future minimum rentals are as follows:

            Year ending July 31:

                1997                              $ 60,865
                1998                                60,865
                1999                                54,991
                2000                                50,878
                2001                                25,699

               Totals                             $253,298


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

                          LINCOLN INTERNATIONAL CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            July 31, 1996, 1995, and 1994


NOTE 11 - LEASE OF PROPERTY, PLANT AND EQUIPMENT

The company is the lessor of property under operating leases. Following is a summary of the Company's investment in property, plant and equipment on operating leases as of July 31. 1996:


     Land                                        $  667,504
     Buildings and Improvements                      68,250
     Yard building                                2,149,593

                                                  2,885,347
     Less accumulated depreciation                1,788,430

                                                 $1,096,917

Under the operating method of accounting for leases, the cost of the property, plant and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

All of the leases, except for the lease described in Note 10, are month-to-month. The minimum future rentals to be received on that lease at July 31, 1996 is $216,000 for the year ended July 31, 1997. Note 14 describes litigation regarding this lease.

NOTE 12 - RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

The cost of common stock and additional paid-in capital at July 31, 1993 were restated to eliminate the cost of treasury stock. The restatement did not have an effect on total stockholders' equity. The changes were as follows:

                                       Before    Changes  Restated

     Common stock, voting            $ 50,000    $     0  $ 50,000

     Common stock, nonvoting          766,160     -4,623   761,537

     Additional paid-in capital       471,300     -6,248   465,052

     Treasury stock                   -10,871     10,871         0

     Retained earnings (deficit)     -704,522          0  -704,522

     Total stockholders' equity      $572,067    $     0  $572,067

                          LINCOLN INTERNATIONAL CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            July 31, 1996, 1995, and 1994


NOTE 13 - ECONOMIC DEPENDENCY

For the year ended July 31, 1996, the Company received approximately 71.6% of its operating revenues from the lessee of the stock yard. The amount of $216,000 was recognized as revenue and received during the year.


NOTE 14 - LITIGATION

The lessee of the stock yard has given written notice to terminate the lease effective December 31, 1996. The Company has filed a complaint in court against the lessee of the stock yard for breach of contract. The complaint requests suspension of the lessee's related operations in a geographic area believed to be in competition with the operations at the Company's stock yard and monetary damages. Management of the Company consider their position to be favorable.


NOTE 15 - GOING CONCERN

The uncertainty of the continuation of the operations at the stock yard and its profitability creates an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.