Form 10-Q
period 1996-10-31
LINCOLN INTERNATIONAL CORP
filed 1999-03-19
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended October 31, 1996             Commission file No. 0-0767

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


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                 10-31-96   7-31-96

Current assets:
   Cash                                                    229042    224743
   Account receivable                                       22064     12409

      Total current assets                                 251106    237152

Net property, plant and equipment                         1115228   1121633

Total assets                                              1366334   1358785

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         31406     11085
   Accrued expenses                                         78703     72331
   Current maturities of long-term debt                      9256      9256
      Total current liabilities                            119365     92672

Long-term debt, less current maturities                    385244    387250

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1461145 shares O/S                     730573    730573
Additional paid in capital                                 469447    469446
Retained earnings                                         -388295   -371156

      Total stockholders' equity                           861725    878863

Total liabilities and stockholders' equity                1366334   1358785


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDING OCTOBER 31

                                                         10-31-96  10-31-95

Revenues:
   Net service and operating revenues                       73814     74931

                                                            73814     74931

Cost and expenses:
   Cost of service and operating revenues                   23193     18600
   Operating, general and administrative expenses           59833     80728
   Interest expense related to finance subsidiary               0      4537

                                                            83026    103865

Income - Loss from operations                               -9212    -28934

Other income - expense:
   Interest expense                                        -10099    -23000
   Miscellaneous                                             2171      5432

                                                            -7928    -17568

Income - Loss before income taxes                          -17140    -46502

Provision for income taxes                                      0         0

Net income - loss                                          -17140    -46502

Net income - loss per common share                          -0.01     -0.03


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEAR TO DATE TO OCTOBER 31

                                                             1996      1995
Cash flows from operating activities:
   Net income (loss)                                       -17140    -46502
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     12147     14882
          Other receivables                                 -9655     12409
          Prepaid expenses                                      0     -2609
          Accounts payable                                  20321    -24625
          Accrued expenses                                   6372     -2130

Total adjustments                                           29185     -2073

Net cash provided by (used in) operating activities         12045    -48575

Cash flows from investing activities:
   Purchases of property and equipment                      -5740         0

Net cash provided by (used in) investing activities         -5740         0

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                                  0         0
   Net borrowings (repayments) under
      long term notes payable                               -2006     -4018

Net cash provided by (used in) financing activities         -2006     -4018

Net increase (-decrease) in cash                             4299    -52593
Cash, beginning of year                                    224743    332682
Cash, end of period                                        229042    280089

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                    9993     18681



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1996

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

          Bourbon Stock Yard did not have any capital commitments at October 31, 1996.

          Bourbon Stock Yard had approximately $34,000 in accounts payable and accrued liabilities at October 31, 1996. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.


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

          Working capital at July 31, 1996 was approximately $144,480. At October 31, 1996 working capital was approximately $131,700. The Company expects a positive cash flow during the current fiscal year.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             OCTOBER 31, 1996



          There were no capital commitments at October 31, 1996.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at October 31, 1996 and the result of its operations and cash flow for the period then ended.

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

Dated this 15th day of December 1996