Form 10-Q
period 1997-04-30
LINCOLN INTERNATIONAL CORP
filed 1999-03-19
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended April 30, 1997             Commission file No. 0-0767

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


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  1-31-97   7-31-96

Current assets:
   Cash                                                    188829    224743
   Other receivables                                        21138     12409

      Total current assets                                 209967    237152

Net property, plant and equipment                         1080884   1121633

Total assets                                              1290851   1358785

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         34299     11085
   Accrued expenses                                         47758     72331
   Current maturities of long-term debt                      5155      9256
      Total current liabilities                             87212     92672

Long-term debt, less current maturities                    387269    387250

Stockholders equity
   Common stock:
      Voting         100000 shares O/S                      50000     50000
      Nonvoting     1461145 shares O/S                     730573    730573
Additional paid in capital                                 469446    469446
Retained earnings                                         -433649   -371156

      Total stockholders' equity                           816370    878863

Total liabilities and stockholders' equity                1290851   1358785


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDING APRIL 30

                                                          4-30-97   4-30-96

Revenues:
   Net service and operating revenues                       75443     87493

                                                            75443     87493

Cost and expenses:
   Cost of service and operating revenues                   21566     27839
   Operating, general and administrative expenses           65951     64701
   Interest expense related to finance subsidiary               0      1911

                                                            87517     94451

Income - Loss from operations                              -12074     -6958

Other income - expense:
   Interest expense                                         -8492    -16516
   Gain on sale of assets                                       0    712794
   Miscellaneous                                              340      4294

                                                            -8152    700572

Income - Loss before income taxes                          -20226    693614

Provision for income taxes                                      0         0

Net income - loss                                          -20226    693614

Net income - loss per common share                          -0.01       .42


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDING APRIL 30

                                                          4-30-97   4-30-96

Revenues:
   Net service and operating revenues                      224972    234358

                                                           224972    234358

Cost and expenses:
   Cost of service and operating revenues                   67826     85413
   Operating, general and administrative expenses          219820    234916
   Interest expense related to finance subsidiary               0      9473

                                                           287646    329802

Income - Loss from operations                              -62674    -95444

Other income - expense:
   Interest expense                                        -27338    -60516
   Gain on sale of assets                                   24999    714733
   Miscellaneous                                             2520    578912

                                                              181   1233129

Income - Loss before income taxes                          -62493   1137685

Provision for income taxes                                      0         0

Net income - loss                                          -62493   1137685

Net income - loss per common share                          -0.04      0.70



                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE YEAR TO DATE TO APRIL 30

                                                             1997      1996
Cash flows from operating activities:
   Net income (loss)                                       -62493   1137685
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     34989     43063
          Gain on sale of fixed assets                     -24999   -714733
          Other receivables                                  8729     20757
          Non-cash dividend from subsidiary                     0   -563800
          Prepaid expenses                                      0     -7091
          Accounts payable                                  23212    -50481
          Accrued expenses                                 -24573    -37307

Total adjustments                                           17358  -1309592

Net cash provided by (used in) operating activities        -45135   -171907

Cash flows from investing activities:
   Proceeds from sale of fixed assets                       36500    780470
   Purchases of property and equipment                     -23197     -5000

Net cash provided by (used in) investing activities         13303    775470

Cash flows from financing activities:
   Principal payments on long-term debt                     -4082   -653872

Net cash provided by (used in) financing activities         -4082   -653872

Net increase (-decrease) in cash                           -35914    -50309
Cash, beginning of year                                    224743    332682
Cash, end of period                                        188829    282373

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   27330     72846



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1997

Agri-Business

          Bourbon Stockyard

          During the last month of fiscal year 1995 the Bourbon Stock Yard operations were leased to Michigan Livestock Exchange. This lease and other property leased to tenants make up the income of the Bourbon Stock Yard property.

          Net revenue from stockyard operations decreased by approximately $13,000 or 15% during the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996. For the nine months ending April 30, 1997, net revenue decreased by approximately $12,300 or 5% as compared to 1996. This decrease is a result of the occupancy rate of leased property.

          Operating costs for the quarter ended April 30, 1997 decreased approximately $8,800 or 22% as compared to the same quarter ended April 30, 1996. For the nine months ending April 30, 1997, operating costs decreased approximately $25,500 or 20% as compared to 1996. This decrease was the result of decreases in the cost of utilities and building expenses associated with space leased to tenants.

          Net revenue from stockyard operations decreased by approximately $227,300 or 72% during the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. For the nine months ending April 30, 1996, net revenue decreased by approximately $751,100 or 76% as compared to 1995. This decrease is a result of leasing the property to Michigan Livestock Exchange.

          Operating costs for the quarter ended April 30, 1996 decreased approximately $227,500 or 89% as compared to the quarter ended April 30, 1995. For the nine months ending April 30, 1996 operating costs decreased approximately $646,200 or 88% as compared to 1995. This decrease was the result of leasing the property to Michigan Livestock Exchange.

          Operating costs, which include depreciation and amortization, account for 46% and 55% of operating revenues for the years 1997 and 1996 respectively.

          Bourbon Stock Yard did not have any capital commitments at April 30, 1997.

          Bourbon Stock Yard had approximately $19,000 in accounts payable and accrued liabilities at April 30, 1997. This is a normal amount at this time of the year and is well within its cash flow ability to handle

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1997



these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues decreased by approximately $16,000 or 17% for the quarter ended April 30, 1997 as compared to the quarter ended April 30, 1996. Net revenues for the nine months ending April 30, 1997 decreased by approximately $586,000 or 72% as compared to 1996. This decrease is due primarily to a non-cash dividend received from Lincoln Finance Co., a wholly owned subsidiary.

          Operating costs for the quarter ended April 30, 1997 were down approximately $5,000 or 5% as compared to 1996. For the nine months ending April 30, 1997, operating costs were down approximately $32,700 or 10% as compared to 1996. This decrease is due primarily to the decreased costs associated with the Bourbon Stock Yards.

          Net revenues decreased by approximately $250,000 or 73% for the quarter ended April 30, 1996 as compared to the quarter ended April 30, 1995. Net revenues for the nine months ending April 30, 1996 decreased by approximately $248,000 or 23% as compared to 1995. This decrease is due primarily to the decreased revenue at Bourbon Stock Yards and the receipt of a non-cash dividend from Lincoln Finance Co.

          Operating costs for the quarter ended April 30, 1996 were down approximately $259,000 or 74% as compared to 1995. For the nine months ending April 30, 1996, operating costs were down approximately $710,000 or 69% as compared to 1995. This decrease is due primarily to the decrease in costs associated with the Bourbon Stock Yards.

          Working capital at July 31, 1996 was approximately $144,480. At April 30, 1997 working capital was approximately $122,800.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1997



          There were no capital commitments at April 30, 1997.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at April 30, 1997 and the result of its operations and cash flow for the period then ended.

                            -SIGNATURES-

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LINCOLN INTERNATIONAL CORPORATION



                                     Lee Sisney, President



                                     Richard A. Dolin, Treasurer

Dated this 1st day of June 1997