Form 10-Q
period 1998-01-31
LINCOLN INTERNATIONAL CORP
filed 1999-03-19
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended January 31, 1998             Commission file No. 0-0767

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

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report:
3,000,000 of (no-par) nonvoting common at January 31, 1998 and 1,761,145 of (no-par) voting common stock at July 31, 1997.


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  1-31-98   7-31-97

Current assets:
   Cash                                                    100995    156141
   Other receivables                                        10975      9732
   Prepaid expenses                                           341         0

      Total current assets                                 112311    165873

Net property, plant and equipment                         1060146   1070929

Total assets                                              1172457   1236802

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         34172     28594
   Accrued expenses                                         23802     42968
   Current maturities of long-term debt                      5443      5443
      Total current liabilities                             63417     77005

Long-term debt, less current maturities                    382905    385511

Stockholders equity
   Common stock:
      Voting        1761145 shares O/S                          0   1300019
      Nonvoting     3000000 shares O/S                    1300019         0
   Retained earnings                                      -573884   -525733

      Total stockholders' equity                           726135    774286

Total liabilities and stockholders' equity                1172457   1236802


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDING JANUARY 31

                                                          1-31-98   1-31-97

Revenues:
   Net service and operating revenues                       76758     75715

                                                            76758     75715

Cost and expenses:
   Cost of service and operating revenues                   22304     23067
   Operating, general and administrative expenses           73785     94036

                                                            96089    117103

Income - Loss from operations                              -19331    -41388

Other income - expense:
   Interest expense                                         -9695     -8747
   Gain on sale of assets                                       0     24999
   Miscellaneous                                                8         9

                                                            -9687     16261

Income - Loss before income taxes                          -29018    -25127

Provision for income taxes                                      0         0

Net income - loss                                          -29018    -25127

Net income - loss per common share                          -0.01     -0.02


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDING JANUARY 31

                                                          1-31-98   1-31-97

Revenues:
   Net service and operating revenues                      145825    149529

                                                           145825    149529

Cost and expenses:
   Cost of service and operating revenues                   42053     46260
   Operating, general and administrative expenses          134233    153869

                                                           176286    200129

Income - Loss from operations                              -30461    -50600

Other income - expense:
   Interest expense                                        -18422    -18846
   Gain on sale of assets                                       0     24999
   Miscellaneous                                              732      2180

                                                           -17690      8333

Income - Loss before income taxes                          -48151    -42267

Provision for income taxes                                      0         0

Net income - loss                                          -48151    -42267

Net income - loss per common share                          -0.02     -0.03



                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE YEAR TO DATE TO JANUARY 31

                                                             1998      1997
Cash flows from operating activities:
   Net income (loss)                                       -48151    -42267
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     21687     24294
          Other receivables                                 -1243       -65
          Prepaid expenses                                   -341         0
          Accounts payable                                   5578     28501
          Accrued expenses                                 -19166    -27780

Total adjustments                                            6515     24950

Net cash provided by (used in) operating activities        -41636    -17317

Cash flows from investing activities:
   Proceeds from sale of fixed assets                           0     36500
   Purchases of property and equipment                     -10904    -30740

Net cash provided by (used in) investing activities        -10904      5760

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                                  0     -4101
   Principal payments on long-term debt                     -2606      1271

Net cash provided by (used in) financing activities         -2606     -2830

Net increase (-decrease) in cash                           -55146    -14387
Cash, beginning of year                                    156141    224743
Cash, end of period                                        100995    210356

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   18422     18733



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             JANUARY 31, 1998

Agri-Business

          Bourbon Stockyard

          During July, 1995, Lincoln International Corporation entered into an agreement with Michigan Livestock Exchange whereby Michigan Livestock Exchange leased the Bourbon Stock Yard operations. Bourbon's revenue now consists of rental income.

          Net revenue from stockyard operations decreased by approximately $2,500 or 2% during the quarter ended January 31, 1998 as compared to the quarter ended January 31, 1997. Operating costs for the quarter ended January 31, 1998 were down approximately $4,900 or 12% as compared to the same quarter ended January 31, 1997.

          Net revenue from stockyard operations increased by approximately $2,600 or 2% during the quarter ended January 31, 1997 as compared to the quarter ended January 31, 1996. Operating costs for the quarter ended January 31, 1997 decreased approximately $35,000 or 18% as compared to the quarter ended January 31, 1996.

          Bourbon Stock Yard did not have any capital commitments at January 31, 1998.

          Bourbon Stock Yard had approximately $5,600 in accounts payable and accrued liabilities at January 31, 1998. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.


Consolidated Operations

          Net revenues increased by approximately $1,000 or 1% for the quarter ended January 31, 1998 as compared to the quarter ended January 31, 1997. Operating costs for the quarter ending January 31, 1998 were down approximately $21,000 or 18% as compared to 1997. This reduction in expenses is due to the leasing of the Bourbon Stock Yard property.

          Net revenues increased by approximately $3,800 or 5% for the quarter ended January 31, 1997 as compared to the quarter ended January 31, 1996. Operating costs for the same period were down approximately $14,400 or 11% as compared to 1996. This reduction in expenses is due to the leasing of the Bourbon Stock Yard property.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                             JANUARY 31, 1998



          There were no capital commitments at January 31, 1998.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at January 31, 1998 and the result of its operations and cash flow for the period then ended.

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

Dated this 28th day of February 1998