Form 10-Q
period 1999-01-31
LINCOLN INTERNATIONAL CORP
filed 1999-03-22
CIK 59544

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.



QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended January 31, 1999  Commission file No. 0-0767


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

(Registrants Telephone Number, Including Area Co(502) 245-8814

Indicate by check whether the registrant (1) has filed a reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


        YES     X               NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 7972 of the (no-par) voting common stock.







LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                 1/31/99 7/31/98
 ASSETS
Current assets:
   Cash                                           645801   90994
   Other receivables                               10881   10911
   Prepaid expenses                                 7828    3141

        Total current assets                      664510  105046

Net property, plant and equipment                1037785 1042265

Total assets                                     1702295 1147311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                45570   12311
   Accrued expenses                                10534   21559
   Current maturities of long-term debt             4407    5849
   Deferred rent                                   13500   18810
   Deposits                                        25000   25000
        Total current liabilities                  99011   83529

Long-term debt, less current maturities           378776  380205

Stockholders' equity
   Common Stock
        Voting  7972 shares O/S                  1904898 1281998

Retained earnings                                -680390 -598421

        Total stockholders' equity               1224508  683577

Total liabilities and stockholders' equity       1702295 1147311






















LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING JANUARY 31

                                                 1/31/99 1/31/98

Revenues:
   Net service and operating revenues              62548   76758

                                                   62548   76758


Cost and expenses:
   Cost of service and operating revenues          33894   22304
   Operating, general and administrative expense   69804   73785

                                                  103698   96089

Income - Loss from operations                     -41150  -19331

Other income - expense:
   Interest expense                                -7482   -9695
   Gain on sale of assets                              0       0
   Miscellaneous                                    -215       8

                                                   -7697   -9687

Income - Loss before income taxes                 -48847  -29018

Provision for income taxes                             0       0

Net income - loss                                 -48847  -29018

Net income - loss per common share                 -6.13   -0.01

























LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDING JANUARY 31

                                                 1/31/99 1/31/98

Revenues:
   Net service and operating revenues             127727  145825

                                                  127727  145825


Cost and expenses:
   Cost of service and operating revenues          56051   42053
   Operating, general and administrative expense  135263  134233

                                                  191314  176286

Income - Loss from operations                     -63587  -30461

Other income - expense:
   Interest expense                               -19006  -18422
   Gain on sale of assets                              0       0
   Miscellaneous                                     624     732

                                                  -18382  -17690

Income - Loss before income taxes                 -81969  -48151

Provision for income taxes                             0       0

Net income - loss                                 -81969  -48151

Net income - loss per common share                -10.28   -0.02



























LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR TO DATE TO JANUARY 31

                                                    1999    1998
Cash flows from operating activities:
   Net income (loss)                              -81969  -48151
   Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization              20326   21687
        Other receivables                             30   -1243
        Prepaid expenses                           -4687    -341
        Accounts payable                           33259    5578
        Accrued expenses                          -16335  -19166

Total adjustments                                  32593    6515

Net cash provided by (used in) operating activit  -49376  -41636

Cash flows from investing activities:
   Proceeds from sale of fixed assets                  0       0
   Purchases of property and equipment            -15846  -10904

Net cash provided by (used in) investing activit  -15846  -10904

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                         0       0
   Proceeds from the issuance of common stock     622900       0
   Principal payments on long-term debt            -2871   -2606

Net cash provided by (used in) financing activit  620029   -2606

Net increase (-decrease) in cash                  554807  -55146
Cash, beginning of year                            90994  156141
Cash, end of period                               645801  100995

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest          19006   18422
















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JANUARY 31, 1999

Agri-Business

        Bourbon Stockyard

        Net revenue from the stockyard operation decreased by approximately $14,200, or 18.5% during the quarter ended January 31, 1999 as compared to the quarter ended January 31, 1998.

        Operating costs for the quarter ended January 31, 1999 increased by approximately $11,600, or 52% as compared to the quarter ended January 31, 1998. Increased cost relative property taxes is cited as the primary cause of this increase.

        Bourbon Stock Yard did not have any capital commitments at January 31, 1999.


Consolidated Operations

        As of April 5 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

        On May 29, 1998, the Company entered into an agreement to sell the real estate on which the stockyard is located for approximately $3,400,000. On March 5, 1999, the Company actually closed this real estate sale with the Home of the Innocents, Inc. This transaction will result in a gain of approximately $2,400,000 before income taxes which will be included in operations during 1999.

        The Company has an offering open to Individuals or entities who own common stock in Lincoln International Corporation and are bona fide residents of Kentucky at the time of purchase of these units. The units consist of one
(1) share of common stock an(1) warrant to acquire an additional share of Lincoln common stock at any time over a three year period following the purchase of the unit at graduated prices. The price of each unit is one hunred fifty ($150) and the option price of the warrant for the additional share is $150 for the first year following purchase of the unit; $160 for the second year; and $170 for the third year. All owners of Lincoln International Corporation common stock as of November 30, 1998 who have a Kentucky mailing address will receive this offering document, but only who are bona fide residents of Kentucky for tax purposes on the date of the purchase is made will be eligible to participate . This offering is being conducted under exemptions from the registration requirements of both the Securities Act of 1933 and the Kentucky Securities Act in the interests of keeping offering expenses as low as possible while raising operating capital for the corporation. Total capital of $622900 had been raised in this offering through January 31, 1999.
        Operating cost for the quarter ending January 31, 1999 were down approximately $4,000, or 5.4% as compared to the quarter ended January 31, 1998.

        There were no capital commitments at January 31, 1999.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
JANUARY 31, 1999



NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

        The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at January 31, 1999 and the result of its operations and cash flow for the period then ended.

-SIGNATURES-

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                        LINCOLN INTERNATIONAL CORPORATION


                                Lee Sisney, President


                                Richard Dolin, Treasurer

Dated this 17th day of March, 1999