Form 10-Q
period 1998-04-30
LINCOLN INTERNATIONAL CORP
filed 1999-04-02
CIK 59544

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                 _________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 _________


For the Quarter ended April 30, 1998             Commission file No. 0-0767

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

          YES  X                              NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report:
0 of the (no-par) nonvoting common and 3986 of the (no-par) voting common stock.


                     LINCOLN INTERNATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS                  4-30-98   7-31-97

Current assets:
   Cash                                                     83186    156141
   Other receivables                                        51491      9732

      Total current assets                                 134677    165873

Net property, plant and equipment                         1051864   1070929

Total assets                                              1186541   1236802

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          6951     28594
   Accrued expenses                                         21329     42968
   Current maturities of long-term debt                      5443      5443
      Total current liabilities                             33723     77005

Long-term debt, less current maturities                    444505    385511

Stockholders equity
   Common stock:
      Nonvoting         0 shares O/S                            0   1300019
      Voting         3986 shares O/S                      1300019         0
Treasury stock                                             -17558         0
Retained earnings                                         -574148   -525733

      Total stockholders' equity                           708313    774286

Total liabilities and stockholders' equity                1186541   1236802


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDING APRIL 30

                                                          4-30-98   4-30-97

Revenues:
   Net service and operating revenues                       60631     75443

                                                            60631     75443

Cost and expenses:
   Cost of service and operating revenues                    5681     21566
   Operating, general and administrative expenses           47830     65951

                                                            53511     87517

Income - Loss from operations                                7120    -12074

Other income - expense:
   Interest expense                                         -8684     -8492
   Miscellaneous                                             1300       340

                                                            -7384     -8152

Income - Loss before income taxes                            -264    -20226

Provision for income taxes                                      0         0

Net income - loss                                            -264    -20226

Net income - loss per common share                          -0.07     -0.01


                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDING APRIL 30

                                                          4-30-98   4-30-97

Revenues:
   Net service and operating revenues                      206456    224972

                                                           206456    224972

Cost and expenses:
   Cost of service and operating revenues                   47734     67826
   Operating, general and administrative expenses          182063    219820

                                                           229797    287646

Income - Loss from operations                              -23341    -62674

Other income - expense:
   Interest expense                                        -27106    -27338
   Gain on sale of assets                                       0     24999
   Miscellaneous                                             2032      2520

                                                           -25074       181

Income - Loss before income taxes                          -48415    -62493

Provision for income taxes                                      0         0

Net income - loss                                          -48415    -62493

Net income - loss per common share                         -12.15     -0.04



                     LINCOLN INTERNATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE YEAR TO DATE TO APRIL 30

                                                             1998      1997
Cash flows from operating activities:
   Net income (loss)                                       -48415    -62493
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization                     31851     34989
          Gain on sale of fixed assets                          0    -24999
          Other receivables                                -41759      8729
          Accounts payable                                 -21643     23212
          Accrued expenses                                 -21639    -24573

Total adjustments                                          -53190     17358

Net cash provided by (used in) operating activities       -101605    -45135

Cash flows from investing activities:
   Proceeds from sale of fixed assets                           0     36500
   Purchases of property and equipment                     -12786    -23197

Net cash provided by (used in) investing activities        -12786     13303

Cash flows from financing activities:
   Purchase of treasury stock                              -17558         0
   Net borrowings (repayments) on long-term debt            58994     -4082

Net cash provided by (used in) financing activities         41436     -4082

Net increase (-decrease) in cash                           -72955    -35914
Cash, beginning of year                                    156141    224743
Cash, end of period                                         83186    188829

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                   27106     27330



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1998

Agri-Business

          Bourbon Stockyard

          Net revenue from stockyard operations decreased by approximately $14,800 or 19.6% during the quarter ended April 30, 1998 as compared to the quarter ended April 30, 1997. For the nine months ending April 30, 1998, net revenue decreased by approximately $18,500 or 8.2% as compared to 1997. This decrease is a result of the occupancy rate of leased property.

          Operating costs for the quarter ended April 30, 1998 decreased approximately $34,000 or 38.9% as compared to the same quarter ended
April 30, 1997. For the nine months ending April 30, 1998, operating costs decreased approximately $57,800 or 20% as compared to 1997. This decrease was the result of decreases in the cost of utilities and building expenses associated with space leased to tenants.

          Bourbon Stock Yard did not have any capital commitments at April 30, 1998.

          Bourbon Stock Yard had approximately $9,600 in accounts payable and accrued liabilities at April 30, 1998. This is a normal amount at this time of the year and is well within its cash flow ability to handle these obligations as they become due. All funds in excess of expenses are available to the parent.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1998


Consolidated Operations

          The following resolution was passed by the Board of Directors at the October 18, 1997 meeting: Be It Hereby Resolved, that the voting common stock of Lincoln International Corporation (the only class of common stock presently outstanding) is reverse split such that for every 400 shares outstanding prior to the reverse split, 1 (one) new share shall be issued. There shall be no change in the total number of shares authorized, which shall remain at 3,000,000. However, the existing stock certificates shall be canceled and new ones issued evidencing a new ownership position based on the 400 for 1 ratio. For holdings or partial holdings of common stock numbering less than the required 400 shares, scrip shall be issued evidencing the number of shares so held. Holders of said scrip shall have a period of 120 days of issuance to either (1) accumulate sufficient scrip from other holders thereof to acquire new shares at the prescribed ratio of 400 for 1 or (2) present the scrip to the Company to be redeemed at a price of $.30 per share represented by the scrip. These options must be exercised within the 120 day period. If neither option is exercised during the 120 day life of the scrip, the holder of said scrip shall have no further claim against the Company, all rights having been expunged by the expiration of the life of the scrip.

          As of April 5, 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

          Net revenues decreased by approximately $14,800 or 19.6% for the quarter ended April 30, 1998 as compared to the quarter ended April 30, 1997. Net revenues for the nine months ending April 30, 1998 decreased by approximately $18,500 or 8.2% as compared to 1997.

          Operating costs for the quarter ended April 30, 1998 were down approximately $34,000 or 38.9% as compared to 1997. For the nine months ending April 30, 1998, operating costs were down approximately $57,800 or 20% as compared to 1997. This decrease is due primarily to the decreased costs associated with the Bourbon Stock Yards.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              APRIL 30, 1998



          There were no capital commitments at April 30, 1998.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

          The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at April 30, 1998 and the result of its operations and cash flow for the period then ended.

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

Dated this 8th day of June 1998