Form 10-Q
period 1999-04-30
LINCOLN INTERNATIONAL CORP
filed 1999-06-30
CIK 59544

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.



QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended April 30, 1999    Commission file No. 0-0767


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

                                                 4/30/99 7/31/98
 ASSETS
Current assets:
   Cash (Includes Funds Held by Intermediary)    3470457   90994
   Other receivables                                2557   10911
   Prepaid expenses                                37827    3141

        Total current assets                     3510841  105046

Net property, plant and equipment                  14365 1042265

Total assets                                     3525206 1147311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                15037   12311
   Accrued expenses                                   77   21559
   Current maturities of long-term debt                0    5849
   Deferred Rent                                       0   18810
   Deposits                                            0   25000
        Total current liabilities                  15114   83529

Long-term debt, less current maturities                0  380205
Deferred Income Taxes - Non Current               940249       0

Stockholders' equity
   Common Stock
        Voting  7972 shares O/S                  1879898 1281998

Retained earnings                                 689945 -598421

        Total stockholders' equity               2569843  683577

Total liabilities and stockholders' equity       3525206 1147311
























LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING APRIL 30

                                                 4/30/99 4/30/98

Revenues:
   Net service and operating revenues              22844   59816

                                                   22844   59816


Cost and expenses:
   Cost of service and operating revenues         120877    5679
   Operating, general and administrative expense   52623   47829

                                                  173500   53508

Income - Loss from operations                    -150656    6308

Other income - expense:
   Interest expense                                 3752   -8684
   Gain on sale of assets                        2460255       0
   Miscellaneous                                   -2766    2115

                                                 2461241   -6569

Income - Loss before income taxes                2310585    -261

Provision for income taxes                       -940249       0

Net income - loss                                1370336    -261

Net income - loss per common share                171.89   -0.07



















LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDING APRIL 30

                                                 4/30/99 4/30/98

Revenues:
   Net service and operating revenues             150571  206456

                                                  150571  206456


Cost and expenses:
   Cost of service and operating revenues         176928   47033
   Operating, general and administrative expense  187886  182063

                                                  364814  229096

Income - Loss from operations                    -214243  -22640

Other income - expense:
   Interest expense                               -15254  -27106
   Gain on sale of assets                        2460255       0
   Miscellaneous                                   -2143    2032

                                                 2442858  -25074

Income - Loss before income taxes                2228615  -47714

Provision for income taxes                       -940249       0

Net income - loss                                1288366  -47714

Net income - loss per common share                161.61  -11.97





























LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR TO DATE TO APRIL 30

                                                    1999    1998
Cash flows from operating activities:
   Net income (loss)                             1288366  -47714
   Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization             104002   31151
        (Gain) Loss on sale of assets           -2460255       0
        Other receivables                           8354   41759
        Prepaid expenses                          -34686       0
        Accounts payable                            2726  -21643
        Accrued expenses                          -65292  -21639
        Income Taxes                              940249       0

Total adjustments                               -1504902   29628

Net cash provided by (used in)
        operating activities                     -216536  -18086

Cash flows from investing activities:
   Proceeds from sale of fixed assets            3400000       0
   (Purchases of) Sales of property and
        equipment                                 -15847       0

Net cash provided by (used in) investing
        activities                               3384153       0

Cash flows from financing activities:
   Net borrowings (repayments) under
      short term notes payable                         0       0
   Proceeds from the issuance of common stock     597900       0
   Principal payments on long-term debt          -386054   58994

Net cash provided by (used in) financing
   activities                                     211846   58994

Net increase (-decrease) in cash                 3379463   40908
Cash, beginning of year                            90994  156141
Cash, end of period                              3470457   83186

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest          15254   27106













MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
APRIL 30, 1999

Agri-Business

        Bourbon Stockyard

        Net revenue from the stockyard operation decreased by approximately $36,972, or 61.8% during the quarter ended April 30, 1999 as compared to the quarter ended April 30, 1998. This reduction resulted from the disposition of the real estate (see further discussion below).

        Operating costs for the quarter ended April 30, 1999 increased by approximately $120,878, or 2028.5% as compared to the quarter ended April 30, 1998. Increased cost relative to depreciation expense ($81,777, adjusted for the final depreciation cost of the disposed property) and professional fees ($18,600) were cited as the most material operating cost for the quarter ended April 30, 1999.

        Bourbon Stock Yard did not have any capital commitments at April
30, 1999.


Consolidated Operations

        As of April 5 1998, the reverse split was completed resulting in Lincoln International having 3,986 shares issued and outstanding with a total of 3,000,000 shares authorized and a total number of 412 shareholders.

        On March 5, 1999, the Company closed on the sale of the Bourbon Stock Yard real estate located at 1048 East Main to the Home of the Innocents, Inc. for a total purchase price of $3,400,000. The first mortgage on the property, which Stock Yards Bank & Trust Co. of Louisville, KY held, was paid off in the amount of $385,605. The expenses of the sale were $22,009. All proceeds of the sale were deposited with an Intermediary as required under United States Code Section 1031 in order to effect a deferral of capital gains taxes on the sale proceeds. Pursuant to U. S. C. 1031, the Company had identified eligible real property from which net cash of $2,992,386 would have to be reinvested to avoid any gain. On May 3, 1999, the Company purchased for $282,500, a 35,000 square foot office condominium located at 11860 Capital Way as part of the U. S. C. 1031 transaction. On May 24, 1999, the Company entered into a contract to purchase real estate located at 2200/2211/2300 Greenway, Louisville, Kentucky for a purchase price of $2,900,000, less $50,000 if the closing could be consummated within 30 days of the acceptance of the Company's offer. That contract is subject to the regular appraisal, inspection and enviromental contingencies. If that sale should not be consummated, management will continue negotiations to purchase additional property in order to obviate any recognizable gain on the Bourbon Stock
Yards sales proceeds. Management has begun negotiations with PNC Bank and others to borrow money against the property to use in the acquisition of operating companies.
        The gain on the sale of the Bourbon Stock Yards property is reflected on the income statement of the Company totaling $2,460,255. An income tax provision has been recorded on the Company's financial report as an expense of $940,249. This income tax provision is reflected as a non-current deferred income tax liability on the Company's balance sheet.

        On January 4, 1999 an interstate sale of Lincoln securities as a Unit Offering to Kentucky residents was completed and pursuant to authorization of and by the Board of Directors, all Units remaining after the close of the offer be made available to other existing shareholders as determined by the Board of Directors. The shares remaining after the close were made available and purchased as follows:
        1. 600 Units shall be available for purchase by Pyramid Securities LTD, P. O. Box 2185, Georgetown, Grand Cayman, British West Indies;
        2. 600 Units shall be available for purchase by Salina Investment
        LTD, P. O. Box 2185, Georgetown, Grand Cayman, British West Indies;
        3. 600 Units shall be available for purchase by the Ryan Jeffrey Frockt Trust; Sheldon G. Gilman, Trustee, 462 So. 4th Ave., Suite
        500, Louisville, KY 40202;
        4. 150 shares available to Richard A. Dolin, Director of Lincoln International Corporation, 5502 Tecumseh Circle, Louisville, KY 40207;
        5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner, 1741 Kensington Pl. Lane, Louisville, KY 40205-2748;
        6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;
        7. and 427 shares to Thurman L. Sisney, Director and Chairman of the Board, 8002 Montero Court, Prospect, KY 40059.

        Total capital raised from the the Unit Offering was $597,900.

        Litigation Report. Mr. Sisney reported that Lincoln International Corporation, former director David Barhorst, former director Richard A. Dolin (now deceased) and Thurman L. Sisney had been sued by two minor shareholders, Mr. Merle Brewer and Ms. Sarah Foree, on March 23, 1999. The matter had been turned over to Mr. Don Cox, Attorney at Law, who had successfully handled the Michigan Livestock Exchange matter. Mr. Sisney further reported that the lawsuit appeared to be primarily based upon allegations that a 1993 appraisal of the Bourbon Stock Yards property had not been made available to shareholders pursuant to the tender offer by LTG, Inc. in 1997 or the reverse split in 1998. Both complainants claim that failure to include the 1993 appraisal caused them damage because of the sale of fractional shares of 1/4th share each based upon past reverse split holdings. SEC records show that the appraisal was reported in the 1995 tender offer disclosure filed with the SEC and was therefore in the public domain. Further, the appraisal was based upon Bourbon Stock Yards as an on-going business and included the administration building which rendered it meaningless and would have in fact been misleading to have reported. It was further noted that the attorney at this point in time did not feel the lawsuit had much merit and that they would be preparing a motion to dismiss and advising Mr. Sisney of any liability exposure, remedies, etc.

        Total operating cost for the quarter ending April 30, 1999 were up approximately $120,000 or 224.3% as compared to the quarter ended April 30, 1998.
        There were no capital commitments at April 30, 1999.












MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
APRIL 30, 1999



NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

        The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at April 30, 1999 and the result of its operations and cash flow for the period then ended.

-SIGNATURES-

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                        LINCOLN INTERNATIONAL CORPORATION


                                Lee Sisney, President


                                Richard J. Frockt, Treasurer

Dated this 11th day of June, 1999