Form 10-K
period 1999-07-31
LINCOLN INTERNATIONAL CORP
filed 1999-11-01
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

    Washington, D. C.   20549


    FORM 10-K


    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For fiscal year ended July 31, 1999    Commission File No. 0-5767

    LINCOLN INTERNATIONAL CORPORATION
    (Exact name of registrant as specified in its charter)

           Kentucky                               # 61-0575092
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

   Suite 101, 2200 Greene Way
         Louisville, Kentucky                        40243
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (502)671-0010

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


Common (no-par) 7,972

DOCUMENTS INCORPORATED BY REFERENCE

    (1)  Annual Report -- 1998-1999
    (2)  Information Statement -- 1999

    Portions of the above Annual Report and Information Statement to be issued are hereby incorporated by reference into Parts II and III.







































PART I

ITEM 1:  BUSINESS

LINCOLN INTERNATIONAL CORPORATION (LINCOLN), incorporated in 1960, is engaged in the rental of commercial office property in Louisville, Kentucky.

On March 5, 1999 Lincoln International Corporation closed on the sale of the Bourbon Stock Yard real estate located at 1048 East Main to the Home of the Innocents, Inc. for a total purchase price of $3,377,991, net of sales expense. The first mortgage on the property, with Stock Yards Bank & Trust Co. of Louisville, Kentucky, was paid off in the amount $385,605.
All proceeds of this sale were deposited with an intermediary as required under United States Code Section 1031 in order to effect a deferral of capital gains on the sale of proceeds.

On May 3, 1999 Lincoln International Corporation purchased for $282,500 a 3500 square foot office condominium located at 11860 Capital Way as part of the USC Section 1031 transaction.

On June 18, 1999 the company closed on the purchase of real estate located at 2200, 2211, and 2300 Greene Way, Jeffersontown, Kentucky for a purchase price of $2,800,000. With the purchase of 11860 Capital Way and 2200, 2211, 2300 Greene Way, Lincoln International Corporation, in effect, deferred all or substantially all of the capital gains that would have been incurred by the company from the sale of the Bourbon Stock Yards.

On August 5, 1999 Articles of Dissolution for Farmers Friend Mineral Company, Inc. and Lincoln Finance Company, Inc. were filed with the Secretary of State for the Commonwealth of Kentucky thereby dissolving the two subsidiaries which have required consolidated financial reports. It is believed that the dissolution of these two corporations, which owned no assets nor were not operating in any way, will simplify the accounting and lower accounting costs for Lincoln International Corporation

On January 4, 1999 an intrastate sale of Lincoln securities as a Unit Offering to Kentucky residents was completed and pursuant to authorization of and by the Board of Directors, all Units remaining after the close of the offer were made available for purchase by other existing shareholders as determined solely by the Board of Directors. The shares remaining after the close were made available and purchased as follows:

    1. 600 Units shall be available for purchase by Pyramid Securities LTD, P.O. Box 2185,Georgetown, Grand Cayman, British West Indies;
    2. 600 Units shall be available for purchase by Salina Investment LTD, P.O. Box 2185,Georgetown, Grand Cayman, British West Indies;
    3. 600 Units shall be available for purchase by the Ryan Jeffrey Frockt Trust; Sheldon G. Gilman, Trustee, 462 So. 4th Avenue, Suite 500, Louisville, Kentucky 40202;
    4. 150 shares available to Richard A. Dolin, Director of Lincoln International Corporation,5502 Tecumseh Circle, Louisville, Kentucky 40207;
    5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner,
    1741 Kensington Pl.Lane, Louisville, Kentucky 40205-2748.
    6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;
    7. and 427 shares to Thurman L. Sisney and/or Sherleen Sisney, Director and Chairman of the Board, 8002 Montero Court, Prospect, Kentucky 40059.

Total capital raised from the Unit Offering was $597,900.

EMPLOYEES:

As of July 31, 1999, LINCOLN employed one 1) administrative personnel.


ITEM 2:  Properties

The following are the various properties owned or leased by LINCOLN as of July 31, 1999.

                                     APPROXIMATE     LEASE EXPI-
                      TYPE OF        SQUARE FEET     RATION DATE
LOCATION              PROPERTY       FLOOR SPACE  (RENEWAL OPTIONS)


    LINCOLN ADMINISTRATIVE OFFICES

Louisville, KY          Offices         790 sq. ft.        Owned

RENTAL PROPERTIES

Louisville, KY                Office Spaces        16,210 sq. ft         Owned

Louisville, KY                Office Spaces        15,800 sq. ft     Owned

Louisville, KY                Office Spaces        15,120 sq. ft         Owned

Louisville, KY                Office Spaces         3,500 sq. ft     Owned
      *      *      *      *      *      *      *      *      *


The properties listed above are suitable and adequate for the various needs they supply.

























ITEM 3:  Legal Proceedings

On March 23, 1999 two minority shareholders, Mr. Merle Brewer and
Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual directors Thurman L. Sisney, David Barhorst
(who resigned June of 1998) and Mr. Richard A. Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3: 99CV-178-S. On May 18, 1999 Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999 the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree.
At this time, all Motions are either pending or further briefing will be required. In addition to replacing one of the original plaintiffs, defendants also raise in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the coporation gives little merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, as well as its opposition to other Motions filed on behalf of the plaintiffs our answer will be filed to the complaint.


ITEM 4:  Submission of Matters to a Vote of Security Holders

The items to be voted on at the annual meeting which will be held on the 3rd day of December, 1999, are as follows:

    (1)  Election of directors and

    (2) Transaction of any other business as may properly come before the meeting or any adjournment thereof.



























PART II

ITEM 5:  Market for Registrant's Common Stock and Related Stockholder Matters

(1) There does not exist at the present time any regular market for any common stock of the Registrant.

(2) On January 4, 1999 an intrastate sale of Lincoln securities as a Unit Offering to Kentucky residents was completed and pursuant to authorization of and by the Board of Directors, all Units remaining after the close of the offer were made available for purchase by other existing shareholders as determined solely by the Board of Directors. The shares remaining after the close were made available and purchased as follows:

    1. 600 Units shall be available for purchase by Pyramid Securities LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
    2. 600 Units shall be available for purchase by Salina Investment LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
    3. 600 Units shall be available for purchase by the Ryan Jeffrey Frockt Trust; Sheldon G. Gilman, Trustee, 462 So. 4th Avenue, Suite 500, Louisville, Kentucky 40202;
    4. 150 shares available to Richard A. Dolin, Director of Lincoln International Corporation, 5502 Tecumseh Circle, Louisville, Kentucky 40207;
    5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner,
    1741 Kensington Pl.Lane, Louisville, Kentucky 40205-2748.
    6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;
    7. and 427 shares to Thurman L. Sisney and/or Sherleen Sisney, Director and Chairman of the Board, 8002 Montero Court, Prospect, Kentucky 40059.

Total capital raised from the Unit Offering was $597,900.




























ITEM 6:  Selected Financial Data

                        Years ending July 31

                               1999     1998       1997      1996   1995

Revenues                      190050     297459  292719    301629 1362172

Income (loss) before
 extraordinary items         1474483   -72688    -154577   494735    -87968

Net income (loss)            1474483         -72688    -154577  494735    -87968


Earnings (loss) per
 common share:

Income (loss) before
 extraordinary items          235.64   -17.16    -38.71 122.70 -21.68

Net income (loss)             235.64    -17.16     -38.71  122.70    -21.68

Cash dividends                          0          0         0       0         0

Total assets                 3690394   1147311    1236802  1358785   1623366

Long-term obligations            0          380205     385511   387250    733640



ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

On February 16, 1999 Thurman L. Sisney resigned as Chairman of the Board of Lincoln International Corporation and the Board of Directors unanimously elected Mr. Richard J. Frockt as Chairman.

On March 5, 1999 Lincoln International Corporation closed on the sale of the Bourbon Stock Yard real estate located at 1048 East Main to the Home of the Innocents, Inc. for a total purchase price of $3,400,000. The first mortgage on the property, with Stock Yards Bank & Trust Co. of Louisville, Kentucky, was paid off in the amount $385,605. All proceeds of this sale were deposited with an intermediary as required under United States Code
Section 1031 in order to effect a deferral of capital gains taxes on the sale proceeds.

On May 3, 1999 Lincoln International Corporation purchased for $282,500 a 3500 square foot office condominium located at 11860 Capital Way as part of the USC Section 1031 transaction.

On June 18, 1999 the company closed on the purchase of real estate located at 2200, 2211, and 2300 Greene Way, Jeffersontown, Kentucky for a purchase price of $2,800,000. With the purchase of 11860 Capital Way and 2200, 2211, 2300 Greene Way, Lincoln International Corporation, in effect, deferred all or substantially all of the capital gains that would have been incurred by the company from the sale of the Bourbon Stock Yards.

On August 1, 1999 Lincoln International Corporation moved its corporate offices to 2200 Greene Way, Suite 101, Jeffersontown, Kentucky 40220.

Legal Proceedings: On March 23, 1999 two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual directors Thurman L. Sisney,
David Barhorst (who resigned June of 1998) and Mr. Richard A. Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:
99CV-178-S. On May 18, 1999 Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Mothion to Dismiss was filed by the plaintiffs on July 8, 1999. On
June 30, 1999 the plaintiffs filed a Motion to Amend the complaint to substitute anohter plaintiff in place of one of the original plaintiffs, Sarah Forree. At this time, all Motions are either pending or further briefing will be required. In addition to replacing one of the original plaintiffs, defendants also raise in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, as well as its opposition to other Motions filed on behalf of the plaintiffs our answer will be filed to the complaint.

On August 5, 1999 Articles of Dissolution for Farmers Friend Mineral Company, Inc. and Lincoln Finance Company, Inc. were filed with the Secretary of State for the Commonwealth of Kentucky thereby dissolving the two subsidiaries which have required consolidated financial reports. It is believed that the dissolution of these two corporations, which owned no assets nor were not operating in any way, will simplify the accounting and lower accounting costs for Lincoln International Corporation.

On August 6, 1999 the Board of Directors of the company approved the investment of 1.5 million dollars in Accounting Outsource Solutions, LLC a New Albany, IN limited liability corporation, owned and operated by Mr.
Brian McDonald, MBA/CPA. Since establishing the company within the last
2 1/2 years it has grown it to a 350,000 gross revenue company. The company has agreed to form a new corporation by the name of Accounting USA, Inc. and to register it in the state of Nevada. The newly formed company will provide accounting and bookkeeping services for small businesses. Under a merger agreement Accounting Outsource Solutions, LLC will be merged with Accounting USA, Inc.; and in return for the 1.5 million dollar investment, Lincoln International Corporation will receive 75% of the equity of Accounting USA, Inc. It is anticipated that the first injection of capital in the newly formed corporation will occur in on or around September 30, 1999. The balance of the 1.5 million dollar investment will be made at such time as the newly formed corporation begins developing branch outlets. Thurman
L. Sisney, Director and Richard J. Frockt, Director, will serve as two of the three Directors of Accounting USA, Inc.

On August 7, 1999 Mr. Russell Roth was unanimously elected to serve as Secretary/Treasurer of Lincoln International Corporation until the next election of officers. Mr. Richard J. Frockt had been serving as Assistant/Secretary Treasurer following the death of Director Richard A. Dolin in February of 1999.

On August 7, 1999 the Board of Directors of Lincoln International Corporation unanimously approved the retention of Potter & Company, 500 West Jefferson Street, Louisville, Kentucky 40202, as the auditor and accountant for Lincoln International Corporation for the upcoming fiscal year.


On January 4, 1999 an intrastate sale of Lincoln securities as a Unit Offering to Kentucky residents was completed and pursuant to authorization of and by the Board of Directors, all Units remaining after the close of the offer were made available for purchase by other existing shareholders as determined solely by the Board of Directors. The shares remaining after the close were made available and purchased as follows:

    1. 600 Units shall be available for purchase by Pyramid Securities LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
    2. 600 Units shall be available for purchase by Salina Investment LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
    3. 600 Units shall be available for purchase by the Ryan Jeffrey Frockt Trust; Sheldon G. Gilman, Trustee, 462 So. 4th Avenue, Suite 500, Louisville, Kentucky 40202;
    4. 150 shares available to Richard A. Dolin, Director of Lincoln International Corporation, 5502 Tecumseh Circle, Louisville, Kentucky 40207;
    5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner, 1741 Kensington Pl. Lane, Louisville, Kentucky 40205-2748.
    6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;
    7. and 427 shares to Thurman L. Sisney and/or Sherleen Sisney, Director and Chairman of the Board, 8002 Montero Court, Prospect, Kentucky 40059.

Total capital raised from the Unit Offering was $597,900.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The response to this item is contained within a separate section of this report.

ITEM 9:  Changes in and Disagreements with Accountants

None.


ITEM 10:

NAME, PRINCIPAL OCCUPATION
AND OTHER POSITIONS WITH    DIRECTORS           SHARES OWNED
LINCOLN FOR LAST 5 YEARS     SINCE              AS OF 7/31/99

Thurman L. Sisney,
President
Director, Age 53             1994                2,893 (1)

Richard Jay Fockt
Chairman of the Board
Director                                     1997                1,207 (2)

Russell R. Roth
Secretary/Treasurer
Director                     1997                  150

Janet Clark Frockt
Director                     1997                1,206 (2)
                                               _______
Officers & Directors as a group                  5,456

(1) Includes shares held in names of Drivers and Drovers Diversified, Inc., a Kentucky corporation of which 2/3 is owned by Thurman L. Sisney.


(2) Richard Frockt, a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the outstanding capital stock of Salina Investment LTD, the record holder of 1,207 shares. In addition, Janet Frockt, the wife of Richard Frockt, and a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the capital stock of Pyramid Securities LTD, the record holder of 1,206 shares. Mr. Frockt disclaims any beneficial ownership interest in thee shares to which Mr. Fockt is beneficiary. Further, Ryan Jeffrey Frockt Trust, Sheldon Gilman, Trustee, is the owner of 600 shares of Lincoln International Corporation stock. Ryan Jeffrey Frockt is the legally emancipated son of Richard Jay Frockt and Janet Clark Frockt, both of whom disclaim any beneficial ownership in the shares to which Ryan Jeffrey Frockt is beneficiary.







BUSINESS HISTORY OF DIRECTORS

Thurman L. Sisney-Mr. Sisney is President of Lincoln International Corporation. He has a masters degree in Business Administration and a law degree from the University of Louisville and has been in private practice since 1980. Mr. Sisney has served as general counsel to the Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. He has also served as general counsel and Deputy Commissioner of the Department of Agriculture. Mr. Sisney is and has been active in numerous civic and charitable organizations, including the Board of Trustees of the United Methodist Church, founder and president of the International Association of Convention and Hospitality and Industry Attorneys Association.

Janet Clark Frockt-Ms. Clark has a B.A. in Dramatic Arts from the University of California at Santa Barbara. She has performed with the Wand'ring Minstrels Theatrical Group and Theatre A La Carte in Louisville, Kentucky. Ms. Frockt is also the author, Assistant Director and Producer of the film "Dominant Positions", an original screenplay filmed for PBS.

Richard Jay Frockt-Mr. Frockt is Chairman of the Board of Lincoln International Corporation. Mr. Frockt has a B.S. in History from Western Kentucky University and a juris doctorate from the University of Louisville Law School. He was a capital partner with the law firm Barnett and Alagia in Louisville until 1986, when he became the Chief Operating Officer of TMC Communications, a regional long distance telephone company in Santa Barbara, California. Mr. Frockt founded WCT Communications, Inc. in 1989.

Russell R. Roth-Mr. Roth is Secretary-Treasurer of the Company. Mr. Roth earned a B. S. in Economics from the University of Kansas and an MBA in Finance from the University of Michigan. He has served as Chief Financial Officer of Cessna Aircraft Company which merged into General Dynamics Corporation in 1986. He then became Chief Financial Officer of Sotherby
Art Auction Company in New York City. Mr. Roth founded Las Vegas Investment Report in 1993. This publication reports upon and analyzes the gaming industry.

ITEM 11:

The directors received compensation of Three Hundred ($300.00) Dollars per meeting and travel expenses. The directors fees and travel expense for 1998-1999 was $4,025.





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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Russell R. Roth, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 27th day of October, 1999.


                                 LINCOLN INTERNATIONAL CORPORATION

                                                 ____________________________
                                By:   Thurman L. Sisney, President
                                Date: ____________________________


                                      ___________________________
                                By:   Russell R. Roth, Sec./Treas.
                                Date: ___________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.

SIGNATURE                                                TITLE

(1)  Principal Executive Officers



_____________________________
Thurman L. Sisney                                President

_____________________________
Richard Jay Frockt                                            Chairman of the
Board

_____________________________
Russell R. Roth                              Secretary/Treasurer

(2)  Directors

_____________________________
Thurman L. Sisney                                Director

_____________________________
Richard Jay Frockt                          Director

_____________________________
Janet Clark Frockt                               Director


______________________________
Russell R. Roth                                  Director












































LINCOLN INTERNATIONAL CORPORATION

ANNUAL REPORT FORM 10-K



















































INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements
(Item 14(a)) as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


POTTER & COMPANY, LLP
Louisville, Kentucky
October 5, 1999









LINCOLN INTERNATIONAL CORPORATION

Index to Financial Statements

Item 14(a)



The following consolidated financial statements of Lincoln International Corporation and subsidiaries are incorporated by reference in Item 8:

    Consolidated balance sheets - July 31, 1999 and 1998

    Consolidated statements of operations - years ended July 31, 1999, 1998, and 1997

    Consolidated statements of stockholders' equity - years ended July 31, 1999, 1998, and 1997

    Consolidated statements of cash flows - years ended July 31, 1999, 1998, and 1997

    Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 1999, 1998, and 1997:

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















SCHEDULE I

         LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                          CONDENSED BALANCE SHEETS
                            July 31, 1999 and 1998


                                                               1999
1998
      A  S  S  E  T  S

Current assets:
Cash and cash equivalents      $    396,466     $    90,994
Other receivable, net                 2,500          10,911
Prepaid expenses                          0           3,141

Total current assets                398,966         105,046

Investments in subsidiaries               0         575,000

Net property, plant and equipment 3,105,922       1,042,265

Noncurrent assets:
 Deferred tax asset                 185,506               0

  Total assets                 $  3,690,394     $ 1,722,311


   L I A B I L I T I E S   A N D
S T O C K H O L D E R S'   E Q U I T Y

Current liabilities:
Current maturities of long-term
  debt                          $         0     $     5,849
Accounts payable                     32,297          12,311
Deferred rent                             0          18,810
Accrued expenses                     18,750          21,559
Deposits                                  0          25,000

  Total current liabilities          51,047          83,529

Noncurrent liabilities:
Long-term debt, less current
  maturities                              0         380,205
Deferred tax liability              883,387               0
  Total noncurrent liabilities      883,387         380,205

Advances from subsidiaries                0         582,383

Total liabilities                   934,434       1,046,117

Stockholders' equity:
Common stock                      1,879,898       1,281,998
Retained earnings (deficit)         876,062        (605,804)

  Total stockholders' equity      2,755,960         676,194

Total liabilities and
    Stockholders' equity          $  3,690,394     $ 1,722,311

See accompanying notes.




SCHEDULE   I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF OPERATIONS
                  Years ended July 31, 1999, 1998, and 1997

                                  1999          1998         1997
Revenues:
Service and operating revenue $  190,050   $  297,459   $  292,719
Gain (loss) on sale of assets  2,359,078            0       24,999
Interest and dividend income      48,606
Miscellaneous income               1,355        6,276        8,606

  Total revenues               2,599,089      303,735      326,324

         Costs and expenses:
Cost of service and operating
  revenue                        162,542      161,010      220,156
Operating, general and
 administrative expenses         241,571      179,813      225,383
Interest expense - other          20,312       35,061       35,138

  Total costs and expenses       424,425      375,884      480,677

Income (loss) before provision
  for income taxes             2,174,664      (72,149)    (154,353)

Income tax                       700,181            0            0

Income (loss) before equity in net losses
 of subsidiaries               1,474,483      (72,149)    (154,353)

Equity in net losses of
   Subsidiaries                        0         (539)        (224)

Net income (loss)           $  1,474,483   $  (72,688)  $ (154,577)


















         See accompanying notes.


SCHEDULE   I

          LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                Years ended July 31, 1999, 1998, and 1997

                                        1999      1998        1997
Cash flows from operating activities:
Net income (loss)                $ 1,474,483 $ (72,688) $ (154,577)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization         37,126    40,750      44,943
Equity in net losses of
  consolidated subsidiaries                0       539         224
Gain on sale of property,
 equipment, and operating assets  (2,359,078)        0     (24,999)
Deferred income taxes                697,881         0           0
Stock bonus                                0         0      50,000
Provision for losses on other
 Receivables                               0    17,550      20,550
(Increase) decrease in:
    Other receivables                  8,411   (18,729)    (17,873)
    Prepaid expenses                   3,141    (3,141)          0
Increase (decrease) in:
    Accounts payable                  19,986   (16,282)     17,509
    Accrued expenses                  (2,809)  (21,409)    (14,972)
    Income taxes payable                   0         0     (14,366)
    Deferred rent                    (18,810)   18,810           0
    Deposits                         (25,000)   25,000           0

Net cash used in operating
  activities                        (164,669)  (29,600)    (93,561)

Cash flows from investing activities:
Proceeds from sale of property,
 equipment, and operating assets   3,377,991         0      36,500
Purchase of property and
 equipment                        (3,119,696)  (12,087)     (5,740)

Net cash provided by (used in)
  investing activities               258,295   (12,087)     30,760

Cash flows from financing activities:
Proceeds from issuance of common
  stock                              597,900         0           0
Decrease in advances from
 Subsididiaries                            0      (539)       (249)
Proceeds from long-term debt               0         0           0
Principal payments on long-term
 debt                               (386,054)   (4,900)     (5,552)
Purchase of common stock for
 the treasury                              0   (18,021)          0

Net cash provided by (used in)
 financing activities              $ 211,846  $(23,460)    $(5,801)



See accompanying notes.



SCHEDULE   I

        LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
             CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                Years ended July 31, 1999, 1998, and 1997

                                                           1999      1998
 1997

Net increase (decrease) in
  cash equivalents            $ 305,472  $(65,147)   $(68,602)

Cash and cash equivalents
 at beginning of year            90,994   156,141     224,743

Cash and cash equivalents
 at end of year               $ 396,466  $ 90,994   $ 156,141

Supplemental disclosures of cash flow information:
 Cash paid during the year
  for interest                $  20,312  $ 35,121   $  36,121

 Cash paid during the year
  for income taxes            $       0  $      0   $  14,366

Supplemental schedule of non cash financing activities:
 Issuance of common stock
  for executive bonus         $       0  $      0   $  50,000




























See accompanying notes.


SCHEDULE  I

        LINCOLN INTERNATIONAL CORPORATION (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                  July 31, 1999 and 1998

1.   Basis of Presentation

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.   Long-term debt

     Long-term debt consists of the following:
                                             1999          1998

     Mortgage note payable, interest at
     8.75%, monthly payments of $3,283
     including principal and interest.
     The entire note balance was paid
     off March, 1999.                     $      0   $   386,054

            Less current maturities              0         5,849

              Total                       $      0   $   380,205

3.   Dividends

Cash dividends paid to Lincoln International Corporation by its consolidated subsidiaries were $0 for the three fiscal years in the period ended July 31, 1999.
































SCHEDULE II

       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            Years ended July 31, 1999, 1998, and 1997

Column A    Column B      Column C             Column D  Column E
                          Additions
            Balance    Charged
               at         to    Charged to                Balance
            Beginning  Costs &  Other Accts    Deductions  at End
Description  of Year   Expenses  Describe       Describe  of Year


Year ended July 31, 1999
Reserves deducted from
assets:
Allowance for
 losses:
Accounts
 Receivable: $     0  $       0   $    0      $     0      $    0

Year ended July 31, 1998
Reserves deducted from
assets:
Allowance for
 losses:
Accounts
 Receivable: $ 40,332  $  17,550   $   0     $ (57,882)*   $    0

Year ended July 31, 1997
Reserves deducted from
assets:
Allowance for
 losses:
Accounts
 Receivable: $ 19,782  $  20,550   $    0   $     0      $ 40,332


* The allowance for losses on accounts receivable and accounts receivable were reduced by $57,882 per a settlement agreement dated August 18, 1998.















                             LINCOLN INTERNATIONAL CORPORATION

                                                 CONSOLIDATED FINANCIAL
STATEMENTS
                                                 AND INDEPENDENT AUDITOR'S
REPORT

                                                 July 31, 1999, 1998, and 1997






INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.



POTTER & COMPANY, LLP
October 5, 1999












             LINCOLN INTERNATIONAL CORPORATION
             CONSOLIDATED BALANCE SHEETS
                July 31, 1999 and 1998


                   A  S  S  E  T  S
                                         1999            1998

  Current assets:
    Cash and cash equivalents    $     396,466   $     90,994
    Other receivables                    2,500         10,911
    Prepaid expenses                         0          3,141
      Total current assets             398,966        105,046

  Net property, plant and equipment  3,105,922      1,042,265

  Noncurrent assets:
    Deferred tax asset                 185,506              0

      Total assets               $   3,690,394   $  1,147,311

          L   I   A   B   I   L   I   T   I   E   S

Current liabilities:
    Current maturities of
     long-term debt              $           0   $      5,849
    Accounts payable                    32,297         12,311
    Deferred rent                            0         18,810
    Accrued expenses                    18,750         21,559
    Deposits                                 0         25,000
      Total current liabilities         51,047         83,529

Noncurrent liabilities:
    Long-term debt, less
     current maturities                      0        380,205
    Deferred tax liability             883,387              0
      Total noncurrent liabilities     883,387        380,205

      Total liabilities                934,434        463,734

             S T O C K H O L D E R S'    E Q U I T Y

Stockholders' equity:
    Common stock, no par value,
   (3,000,000 shares authorized;
    7,972 and 3,986 shares
    issued and outstanding in 1999
    and 1998, respectively)          1,879,898      1,281,998


    Retained earnings (deficit)        876,062       (598,421)

    Total stockholders' equity       2,755,960        683,577

Total liabilities and
  Stockholders' equity           $   3,690,394   $  1,147,311



See accompanying notes.
                              2




             LINCOLN INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS
         Years ended July 31, 1999, 1998, and 1997

                                   1999         1998         1997

Revenues                     $   190,050    $ 297,459   $   292,719

Costs and expenses:
 Cost of revenues                162,542      161,010       220,156
 Operating, general
  and administrative
  expenses                       241,571      180,352       225,607

    Total costs and
     expenses                    404,113      341,362       445,763

    Loss from operations        (214,063)    (43,903)     (153,044)

Other income (expense):
 Gain on sale of property,
  equipment, and operating
  assets                       2,359,078           0        24,999
 Interest and dividend
  income                          48,606           0             0
 Miscellaneous income              1,355       6,276         8,606
 Interest expense                (20,312)    (35,061)      (35,138)

 Total other income
  (expense)                    2,388,727     (28,785)       (1,533)

 Income (loss) before
  income taxes                 2,174,664     (72,688)     (154,577)

Provision for income taxes       700,181           0             0

Net income (loss)            $ 1,474,483   $ (72,688)  $  (154,577)

Net income (loss) per
 common share                $    235.64   $  (17.16)  $    (38.71)

















See accompanying notes.
                                  3


               LINCOLN INTERNATIONAL CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           Years ended July 31, 1999, 1998, and 1997


                                        Additional  Retained     Total
                        Common Stock      Paid-in               Earnings
Stockholders'
                       Voting    Nonvoting   Capital   (Deficit)    Equity
Balance at
July 31, 1996       50,000      730,573         469,446      -371,156
878,863

Issuance of
common stock
for executive
bonus                       0         50,000               0             0

50,000

Exchange to a
single class of
stock, no par
value                1,250,019     -780,573     -469,446           0          0

Net loss                  0          0                0     -154,577   -154,577

Balance at
July 31, 1997     1,300,019          0            0    -525,733    774,286

Purchase of
common stock for
the treasury        -18,021          0            0           0    -18,021

Net loss                  0          0                0      -72,688    -72,688

Balance at
July 31, 1998     1,281,998          0            0    -598,421    683,577

Issuance of
 common stock
 For cash           597,900         0            0         0    597,900

Net income                0         0            0  1,474,483  1,474,483

Balance at
July 31, 1999    $1,879,898        $0           $0   $876,062 $2,755,960










See accompanying notes
                                 4





LINCOLN INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31, 1999, 1998, and 1997

                                           1999          1998         1997
Cash flows from operating activities:
 Net income (loss)                    $ 1,474,483  $   (72,688)   $  (154,577)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
       Depreciation and amortization       37,126      40,750         44,943
       Provision for losses on other
         receivables                            0      17,550         20,550
       Gain on sale of property, equipment, and
         operating assets              -2,359,078           0        (24,999)
       Deferred income taxes              697,881           0              0
       Stock bonus                              0           0         50,000
       (Increase) decrease in:
         Other receivables                  8,411     (18,729)       (17,873)
         Prepaid expenses                   3,141      (3,141)             0
       Increase (decrease) in:
         Accounts payable                  19,986     (16,282)        17,509
         Income taxes payable                   0           0        (14,391)
         Accrued expenses                  (2,809)    (21,409)       (14,972)
         Deferred rent                    (18,810)     18,810              0
         Deposits                         (25,000)     25,000              0

       Net cash used in
          operating activities           (164,669)    (30,139)       (93,810)

Cash flows from investing activities:
  Proceeds from sale of property, equipment and
     operating assets                   3,377,991           0         36,500
  Purchase of property and equipment   -3,119,696     (12,087)        (5,740)

       Net cash provided by (used in)
         investing activities             258,295     (12,087)        30,760

Cash flows from financing activities:
  Proceeds from issuance of common stock  597,900           0              0
  Principal payments on long-term debt   (386,054)     (4,900)        (5,552)
  Purchase of common stock for the treasury     0     (18,021)             0

       Net cash provided by (used in)
          financing activities            211,846     (22,921)        (5,552)

       Net increase (decrease) in cash and
          cash equivalents                305,472     (65,147)       (68,602)

       Cash and cash equivalents at
          beginning of year                       90,994      156,141
224,743

       Cash and cash equivalents at end
          of year                     $   396,466  $    90,994    $   156,141

Supplemental disclosures of cash flow information:

  Cash paid during the year for
             interest                 $    20,312  $    35,121    $    36,121

  Cash paid during the year for income
      taxes                           $         0  $         0    $    14,366

  Supplemental schedule of non cash financing activities:
   Issuance of common stock for executive
     bonus                            $         0  $         0    $    50,000

See accompanying notes.
                                          5







LINCOLN INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1999, 1998, and 1997

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

Company's Activities:

Lincoln International Corporation owned property in Louisville, Kentucky which it leased to a stockyard operator. The plant, property and equipment of the stockyard were sold during fiscal year 1999. The proceeds from the sale were used to purchase commercial rental office buildings in Louisville, Kentucky.

Use of Estimates:

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period.

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










 LINCOLN INTERNATIONAL CORPORATION
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    July 31, 1999, 1998, and 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes result primarily from using different accounting methods for financial reporting from those used for income tax reporting. The deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Company files a consolidated federal income tax return. Investment tax credits are treated as a reduction of the tax provision in the year in which the benefit is earned (flow-through method). Separate state income tax returns are filed for the Company and each subsidiary.

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding during each year.

NOTE 2 - OTHER RECEIVABLES

Other receivables consist of the following:

                                       1999        1998

Accounts receivable                  $        0     $ 10,911
Refundable deposits                           2,500                    0
Less allowance for doubtful accounts          0                 0

                          Total       $     2,500   $  10,911

LINCOLN INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1999, 1998, and 1997



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                          1999               1998

Land                                     $  310,054    $   667,504
Building and improvements               2,790,483          68,250
Yard and administration building              0       2,143,569
Machinery and equipment                         50,940              228,228
Leasehold improvements                           2,800            2,800
                                                 3,154,277           3,110,351
Less accumulated depreciation                          48,355        2,068,086

Net property, plant and equipment      $    3,105,922      $    1,042,265

Depreciation expense for the years ended July 31, 1999, 1998 and 1997 was $37,126, $40,750 and $44,943, respectively.

All plant, property, and equipment of Bourbon Stock Yards was sold on March 5, 1999 for $3,377,991, net of sales expense. The sale resulted in a gain of $2,359,078 for financial statement purposes. The proceeds were used to purchase commercial rental office buildings. Substantially all of the gain was deferred under Section 1031 for federal and state tax purposes.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                    1999             1998

Mortgage note payable, interest at 8.75%,
monthly payments of $3,283, including
principal and interest. The entire note
balance was paid off March, 1999.                          $    0         $
386,
054

Less current maturities                                        0
  5,849

Total                                                      $    0         $
380,
205

LINCOLN INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1999, 1998, and 1997



NOTE 5 - INCOME TAXES

A deferred tax asset has been recognized primarily for operating loss carryovers that are to offset future income taxes.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property and plant for income tax purposes.

The deferred tax (expense) benefit in the balance sheet as of July 31, 1999, 1998, and 1997 consisted of the following:

                                                      1999
1998               1997

Deferred tax asset                           $   185,506         $   0
 $  0
Deferred tax liability                             (883,387)                0

       0

Net deferred tax expense                         $(697,881)               $
0
     $   0

The Company has available at July 31, 1999 operating loss carryforwards, which may provide future tax benefits. If not used, the carryforwards will expire as follows:

              Year of      Operating Loss
         Expiration       Carryforwards

          2006             $ 175,187
          2007                     0
          2008                72,982
          2009                31,281
          2010                    31,281
          2011                       0
          2012                        84,103
             2013                 70,061

                       $     464,895

The provision for income taxes consists of the following:
                                    1999       1998           1997

Federal income taxes               $   18,719           $  0           $  0
State and local income taxes          7,708                0                 0
Deferred taxes                          697,881               0              0
Tax benefit of net operating
  loss carryforward                      (24,127)               0
0

Provision for income taxes       $     700,181          $  0           $  0

LINCOLN INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1999, 1998, and 1997



NOTE 6 - LEASE COMMITMENTS

The Company leases equipment under written operating leases.

Total rental expense amounted to $32,323 in 1999, $61,667 in 1998, and $74,765 in 1997. Future minimum rentals at July 31, 1999 are as follows:

Year ending July 31:

                                  2000      $    4,796
                                 2001        4,796
                                  2002                4,796

                             Total     $    14,388

NOTE 7 - LEASE OF PROPERTY, PLANT AND EQUIPMENT

The Company is the lessor of commercial rental office buildings under operating leases. Following is a summary of the Company's investment in property, plant and equipment under operating leases as of July 31, 1999:


            Land                                 $    310,054
            Buildings and improvements         2,790,483
                                                      3,100,537
            Less accumulated depreciation        12,469
                                                $     3,088,068

Under the operating method of accounting for leases, the cost of the property, plant and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

The minimum future rentals to be received on the leases at July 31, 1999 are as follows:

   Year ending July 31:

                     1999             $     118,846
                     2000                    81,151
                     2001                    46,151
                     2002                    44,147
                     2003                    22,104
                  Thereafter             116,046

                        Total       $ 428,445

LINCOLN INTERNATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 1999, 1998, and 1997



NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains cash accounts in a commercial bank located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has an uninsured amount of $300,961 outstanding at July 31, 1999.

NOTE 9 - CAPITAL STOCK

During fiscal 1999, the Company issued an aggregate 3,986 shares of common stock to stockholders residing in the state of Kentucky. One option to acquire an additional share at $150 in the first year, $160 in the second year, or $170 in the third year after the issue was attached to each share issued.

NOTE 10 - YEAR 2000 ISSUE

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the company's operations.

The Company has assessed its various types of electronic equipment and does not believe the year 2000 issue will pose significant operational problems.

Because of the unprecedented nature of the year 2000 issues, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that the parties with whom the Company does business will be year 2000 ready.

The final impact on the Company, if any, cannot be determined

NOTE 11 - SUBSEQUENT EVENTS

On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in a company which provides accounting and bookkeeping services for small businesses. The Company will receive 75% of the equity of the company providing the accounting and bookkeeping services.