Form 10-Q
period 1999-10-31
LINCOLN INTERNATIONAL CORP
filed 1999-12-08
CIK 59544

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.



             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter ended October 31, 1999      Commission file No. 0-0767


                  LINCOLN INTERNATIONAL CORPORATION

      (Exact Name of Registrant as specified in its charter)

                     Kentucky                            61-0575092
              (State of other Jurisdiction               (I.R.S. Employer
              incorporation or organization)            Identification Number

              P.O. Box 43129
              2200 Greene Way, Suite 101
              Louisville, Kentucky                        40220
              (Address or principal executive offices)   (Zip Code)

              (Registrants Telephone Number, Including A (502) 671-0010

Indicate by check whether the registrant (1) has filed a report required to be filed Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     YES    X             NO

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 7972 of the (no-par) voting common stock.







              LINCOLN INTERNATIONAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS


                                                 10/31/99      7/31/99
                            ASSETS


Current assets:
      Cash                                         172397       396466
      Other receivables                              2500         2500
      Prepaid expenses                                  0            0

           Total current assets                    174897       398966

Net property, plant and equipment                 3087065      3105922

Noncurrent assets: Deferred tax asset              185506       185506
Investment interest in Accounting USA, Inc         200000            0

Total assets                                      3647468      3690394


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                             28985        32297
       Accrued expenses                             12580        18750
       Current maturities of long-term debt             0            0
       Deferred Rent                                    0            0
       Deposits                                         0            0
            Total current liabilities               41565        51047

Long-term debt, less current maturities                 0            0
Deferred Income Taxes - Non Current                883387       883387

Stockholders' equity
  Common Stock
      Voting 7972 shares O/S                      1879898      1879898

Retained earnings                                  842618       876062

      Total stockholders' equity                  2722516      2755960

Total liabilities and stockholders' equity        3647468      3690394












             LINCOLN INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDING OCTOBER 31

                                                   10/31/99     07/31/99


Revenues:
  Net service and operating revenues                  86276        65179

                                                      86276        65179


Cost and expenses:
  Cost of service and operating revenues              58802        22157
  Operating, general and administrative expenses      89643        65459

                                                     148445        87616

Income - Loss from operations                        -62169       -22437

Other income - expense:
  Interest expense                                     4484       -11524
  Gain on sale of assets                                  0            0
  Miscellaneous                                        3200          839

                                                       7684       -10685

Income - Loss before income taxes                    -54485       -33122

Provision for income taxes                            21042            0

Net income - loss                                    -33443       -33122

Net income - loss per common share                    -4.20        -8.31





             LINCOLN INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE YEAR TO DATE TO OCTOBER 31

                                                       1999         1998
Cash flows from operating activities:
  Net income (loss)                                  -33443       -33122
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                    18857        10163
     (Gain) Loss on sale of assets                        0            0
     Other receivables                                    0        10725
     Prepaid expenses                                     0         3141
     Accounts payable                                 -3312          597
     Accrued expenses                                 -6170         3501
     Income Taxes                                         0            0

Total adjustments                                      9375        28127

Net cash provided by (used in) operating activities  -24068        -4995

Cash flows from investing activities:
  Proceeds from sale of fixed assets                      0            0
  (Purchases of) Sales of property and eq                 0            0
  (Purchases of) Sale of Investment in a            -200000            0

Net cash provided by (used in) investing activities -200000            0

Cash flows from financing activities:
  Net borrowings (repayments) under
   short term notes payable                               0            0
  Proceeds from the issuance of common stock              0            0
  Principal payments on long-term debt                    0       -20418

Net cash provided by (used in) financing activities       0       -20418

Net increase (decrease) in cash                     -224068       -25413
Cash, beginning of year                              396465        90994
Cash, end of period                                  172397        65581

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                  0        11524








          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                          OCTOBER 31, 1999


Real Estate Business

     Net revenue from the real estate rentals increased by approximately $31,097, or 24% during the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998.


     Operating costs for the quarter ended October 31, 1999 increased by approximately $60,829, 69% as compared to the quarter ended October 31, 1998. Increased cost relative to depreciation expense, professional fees and utilities were cited as the major reasons for the increase.






Consolidated Operations

    On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in Accounting USA, Inc., a company that provides accounting services for small businesses. The Company holds a 75% equity position in Accounting USA, Inc. and has invested $200,000 in this company as of the balance sheet date of October 31, 1999.

    The Company had no other capital commitments at October 31, 1999.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
                                     OCTOBER 31, 1999




     Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky, Louisville Division against Lincoln International Corporation, and individual Thomas L Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegatons in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. At this time, all Motions are either pending or further briefing will be required. In addition to replacing one of the original plaintiffs, defendants also raise in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, as well as its opposition to the other Motions filed on behalf of the plaintiffs our answer will be filed to the complaint.




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                            APRIL 30, 1999



NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

     The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at October 31, 1999 and the result of its operations and cash flow for the period then ended.

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




Dated this 24th day of November, 1999