Form 10-Q/A
period 1999-10-31
LINCOLN INTERNATIONAL CORP
filed 1999-12-20
CIK 59544

First Amendment to:


                         Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.



        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended October 31, 1999    Commission file No. 0-0767


                LINCOLN INTERNATIONAL CORPORATION

    (Exact Name of Registrant as specified in its charter)

         Kentucky                           61-0575092
 (State of other Jurisdiction              (I.R.S. Employer
 incorporation or organization)            Identification Number)

P.O. Box 43129
2200 Greene Way, Suite 101
Louisville, Kentucky                       40220
(Address or principal executive offices)  (Zip Code)

(Registrants Telephone Number, Including Area Code)  (502) 671-0010

Indicate by check whether the registrant (1) has filed a reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements filing requirements for the past 90 days.


     YES    X             NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 7972 of the (no-par) voting common stock.







            LINCOLN INTERNATIONAL CORPORATION
             CONSOLIDATED BALANCE SHEETS


                                               10/31/99        7/31/99

             ASSETS


Current assets:
   Cash                                         299099          396466
   Other receivables                             58665            2500
   Prepaid expenses                                  0               0

      Total current assets                      357764          398966

Net property, plant and equipment              3207266         3105922

Noncurrent assets: Deferred tax asset           185506          185506
Investment interest in Accounting USA, Inc.          0               0

Total assets                                   3750536         3690394

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              81164          32297
   Accrued expenses                              13910          18750
   Current maturities of long-term debt         102908              0
   Deferred Rent                                     0              0
   Deposits                                          0              0
       Total current liabilities                197982          51047

Long-term debt, less current maturities              0              0
Deferred Income Taxes - Non Current             883387         883387

Stockholders' equity
   Common Stock
   Voting 7972 shares O/S                      1879898        1879898

Retained earnings                               789269         876062

        Total stockholders' equity             2669167        2755960

Total liabilities and stockholders' equity     3750536        3690394













              LINCOLN INTERNATIONAL CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDING OCTOBER 31


                                                 10/31/99        10/31/98


Revenues:
  Net service and operating revenues               117174           65179

                                                   117174           65179


Cost and expenses:
  Cost of service and operating revenues            91571           22157
  Operating, general and administrative            113340           65459

                                                   204911           87616

Income - Loss from operations                      -87737          -22437

Other income - expense:
  Interest expense                                   4609          -11524
  Gain on sale of assets                                0               0
  Miscellaneous                                      3200             839

                                                     7809          -10685

Less: Minority Interest in Accounting USA            6361               0

Income - Loss before income taxes                  -73567          -33122

Provision for income taxes                          21042               0

Net income - loss                                  -52525          -33122

Net income - loss per common share                  -6.59           -8.31












                LINCOLN INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE YEAR TO DATE TO OCTOBER 31


                                                    1999           1998

Cash flows from operating activities:
  Net income (loss)                               -52525         -33122
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    18857          10163
  (Gain) Loss on sale of assets                        0              0
  Other receivables                               -15015          10725
  Prepaid expenses                                -28090           3141
  Accounts payable                                 48867            597
  Accrued expenses                                 -4840           3501
  Income Taxes                                         0              0

Total adjustments                                  19779          28127

Net cash provided by (used in) operating
   activities                                     -32746          -4995

Cash flows from investing activities:
  Proceeds from sale of fixed assets                   0              0
  (Purchases of) Sales of property and equipment  -67778              0
  (Purchases of) Sale of Investment in a Company       0              0
  Minority Interest Allocation                     -6361              0

Net cash provided by (used in) investing          -74139              0

Cash flows from financing activities:
  Net borrowings (repayments) under
   short term notes payable                            0              0
  Proceeds from the issuance of common stock           0              0
  Principal payments on long-term debt                 0         -20418

Net cash provided by (used in) financing               0         -20418

Net increase (-decrease) in cash                 -106885         -25413
Cash, beginning of year                           405984          90994
Cash, end of period                               299099          65581

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest               0          11524








         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                      OCTOBER 31, 1999

Real Estate Business



     Net revenue from the real estate rentals increased by approximately $31,097, or 24% during the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998.

     Operating costs for the quarter ended October 31, 1999 increased by approximately $60,829, 69% as compared to the quarter ended October 31, 1998 Increased cost relative to depreciation expense, professional fees and utilities were cited as the major reasons for the increase.




Consolidated Operations

     On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in Accounting USA, Inc., a company that provides accounting services for small businesses. The Company holds a 75% equity position in Accounting USA, Inc. and has invested $200,000 in this company as of the balance sheet date of October 31, 1999.

     Accounting USA, Inc.'s financial information has been consolidated with the operations of the Company in this quarterly financial statement. Since the Company holds a 75% ownership position in Accounting USA, Inc., a minority interest adjustment has been computed and reflected in this financial statement.

     Operating revenues of Accounting USA, Inc. were $30,898 for the quarter ended October 31, 1999 with direct operating cost and administrative cost for the samne period of $34,640 and $23,697, respectively. No prior year or quarter information is available since the operations of Accounting USA, Inc. began October 1, 1999.

     The Company had no other capital commitments at October







         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                       OCTOBER 31, 1999


     Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999 Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegatons in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. At this time, all Motions are either pending or further briefing will be required. In addition to replacing one of the original plaintiffs, defendants also raise in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the coporation gives little merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, as well as its opposition to the Motions filed on behalf of the plaintiffs our answer will be filed to the complaint.










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