Form 10-Q
period 2000-01-31
LINCOLN INTERNATIONAL CORP
filed 2000-03-08
CIK 59544

Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.



        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended January 31, 2000       Commission file No. 0-0767


              LINCOLN INTERNATIONAL CORPORATION

   (Exact Name of Registrant as specified in its charter)
        Kentucky                            61-0575092
(State of other Jurisdiction            (I.R.S. Employer
incorporation or organization)          Identification Number)


2300 Greene Way
Louisville, Kentucky                              40220
(Address or principal executive offices)        (Zip Code)

(Registrants Telephone Number, Including Area Code) (502) 671-0010

Indicate by check whether the registrant (1) has filed a report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


       YES       X                    NO

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 7972 of the (no-par) voting common stock.






                         LINCOLN INTERNATIONAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                1/31/00     7/31/99
                      ASSETS
Current assets:
   Cash                                          194077      396466
   Other receivables                              40789        2500
   Prepaid expenses                               84335           0

          Total current assets                   319201      398966

Net property, plant and equipment               3286902     3105922

Noncurrent assets: Deferred tax asset            185506      185506
Investment interest in Accounting USA, Inc.           0           0

Total assets                                    3791609     3690394

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               57723       32297
   Accrued expenses                              -26229       18750
   Current maturities of long-term debt          374538           0
   Deferred Rent                                      0           0
   Deposits                                           0           0
          Total current liabilities              406032       51047

Long-term debt, less current maturities               0           0
Deferred Income Taxes - Non Current              883387      883387

Stockholders' equity
   Common Stock
      Voting    7972 shares O/S                 1879898     1879898

Retained earnings                                622292      876062

           Total stockholders' equity           2502190     2755960

Total liabilities and stockholders' equity      3791609     3690394













                LINCOLN INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDING JANUARY 31

                                              1/31/00     1/31/99

Revenues:
 Net service and operating revenues            189434       62548

                                               189434       62548


Cost and expenses:
 Cost of service and operating revenues         98806       33894
 Operating, general and administrative
    expenses                                   305857       69804

                                               404663      103698

Income - Loss from operations                 -215229      -41150

Other income - expense:
 Interest expense                               -4554       -7482
 Gain on sale of assets                             0           0
 Miscellaneous                                  -2975        -215

                                                -7529       -7697

Less: Minority Interest in Accounting
      USA, Inc.                                 38354           0

Income - Loss before income taxes             -184404      -48847

Provision for income taxes                      17498           0

Net income - loss                             -166906      -48847

Net income - loss per common share             -20.94       -6.13




















             LINCOLN INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDING JANUARY 31

                                              1/31/00     1/31/99

Revenues:
 Net service and operating revenues            306608      127727

                                               306608      127727


Cost and expenses:
 Cost of service and operating revenu          190377       56051
 Operating, general and administrative
    expenses                                   419197      135263

                                               609574      191314

Income - Loss from operations                 -302966      -63587

Other income - expense:
 Interest expense                                  55      -19006
 Gain on sale of assets                             0           0
 Miscellaneous                                    225         624

                                                  280      -18382

Less: Minority Interest in Accounting
      USA, Inc.                                 44715           0

Income - Loss before income taxes             -257971      -81969

Provision for income taxes                      38540           0

Net income - loss                             -219431      -81969

Net income - loss per common share             -27.53      -10.28





















              LINCOLN INTERNATIONAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEAR TO DATE TO JANUARY 31


                                                 2000        1999
Cash flows from operating activities:
  Net income (loss)                           -219431      -81969
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                48347       20326
   (Gain) Loss on sale of assets                    0           0
   Other receivables                           -42605          30
   Prepaid expenses                            -73320       -4687
   Accounts payable                             25426       33259
   Accrued expenses                            -44980      -16335
   Income Taxes                                     0           0

Total adjustments                              -87132       32593


Net cash provided by (used in)
   operating activities                       -306563      -49376

Cash flows from investing activities:
 Proceeds from sale of fixed assets                 0           0
 (Purchases of) Sales of property and
    equipment                                 -176904      -15846
 (Purchases of) Sale of Investment in
    a Company                                       0           0
 Minority Interest Allocation                       0           0

Net cash provided by (used in) investin       -176904      -15846

Cash flows from financing activities:
 Net borrowings (repayments) under
  short term notes payable                     300000           0
 Proceeds from the issuance of common stock         0      622900
 Principal payments on long-term debt          -28440       -2871

Net cash provided by (used in) financing
  activities                                   271560      620029

Net increase (-decrease) in cash              -211907      554807
Cash, beginning of year                        405984       90994
Cash, end of period                            194077      645801

Supplemental disclosure of cash flow information:
 Cash paid during the year for interest             0       19006














           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                         JANUARY 31, 2000

Real Estate Business



     Net revenue from the real estate rentals increased by approximately $35,588, or 57% during the quarter ended January 31, 2000 as compared to the quarter ended January 31, 1999.


Operating costs for the quarter ended January 31, 2000 increased by approximately $58,844, or 57% as compared to the quarter ended January 31, 1999. Increased cost relative to depreciation expense, professional fees and utilities were cited as the major reasons for the increase as well as additional revenue to support.






Consolidated Operations

     On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in Accounting USA, Inc., a company that provides accounting services for small businesses. The Company holds a 75% equity position in Accounting USA, Inc. and has invested $500,000 in this company as of the balance sheet date of January 31, 2000.

     Accounting USA, Inc.'s financial information has been consolidated with the operations of the Company in this quarterly financial statement. Since the Company holds a 75% ownership position in Accounting USA, Inc., a minority interest adjustment has been computed and reflected in this financial statement.

     Operating revenues of Accounting USA, Inc. were $91298 for the quarter ended January 31, 2000 with direct operating cost and administrative cost for the same period of $157,708 and $106,002, respectively. No prior year information is available since the operations of Accounting USA, Inc.
began October 1, 1999.

      The Company had no other capital commitments at January 31, 2000.










   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
                 JANUARY 31, 2000




     Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky, Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegatons in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999 the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's motion, and allowed Terry Kennedy to be substituted for Sarah Foree. On February 18, 2000 the Company filed an Amended Motion to Dismiss. Defendents have also raised in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little or no merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, our answer will be filed to the complaint.































        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                      JANUARY 31, 2000



NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

     The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at January 31, 2000 and the result of its operations and cash flow for the period then ended.

                                       -SIGNATURES-

     Pursuant to the requirement of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LINCOLN INTERNATIONAL CORPORATION


                                       Lee Sisney, President

                                       Richard J. Frockt, Treasurer




Dated this 25th day of February, 2000