Form 10-Q
period 2000-04-30
LINCOLN INTERNATIONAL CORP
filed 2000-07-06
CIK 59544

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended April 30, 2000               Commission file No. 0-0767


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

Indicate by check whether the registrant (1) has filed a report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was req required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                 YES    X              NO

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 7972 of the (no-par) voting common stock.






                   LINCOLN INTERNATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                              4/30/00  7/31/99
                               ASSETS
Current assets:
  Cash                                          94656   396466
  Other receivables                             54298     2500
  Prepaid expenses                              25435        0
  Other Current Assets                          95554        0

      Total current assets                     269943   398966

Net property, plant and equipment             3323359  3105922

Noncurrent assets: Deferred tax asset          185506   185506
Investment interest in Accounting USA, Inc.         0        0

Total assets                                  3778808  3690394

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              40431    32297
  Accrued expenses                            -124635    18750
  Current maturities of long-term debt         625742        0
  Deferred Rent                                     0        0
  Deposits                                          0        0
      Total current liabilities                541538    51047

Long-term debt, less current maturities             0        0
Deferred Income Taxes - Non Current            883387   883387

Stockholders' equity
  Common Stock
      Voting 7972 shares O/S                  1879898  1879898

Retained earnings                              473985   876062

      Total stockholders' equity              2353883  2755960

Total liabilities and stockholders' equity    3778808  3690394








                LINCOLN INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDING APRIL 30

                                              4/30/00  4/30/99

Revenues:
  Net service and operating revenues           196449    22845

                                               196449    22845


Cost and expenses:
  Cost of service and operating revenues       139168   120877
  Operating, general and administrative
    expenses                                   340654    52623

                                               479822   173500

Income - Loss from operations                 -283373  -150655

Other income - expense:
  Interest expense                              -6836     3752
  Gain on sale of assets                            0  2460255
  Miscellaneous                                  -293    -2766

                                                -7129  2461241

Less: Minority Interest in Accounting
    USA, Inc                                    35848        0

Income - Loss before income taxes             -254654  2310586

Provision for income taxes                     106349  -940249

Net income - loss                             -148305  1370337

Net income - loss per common share             -18.60   171.89











                LINCOLN INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDING APRIL 30

                                              4/30/00  4/30/99

Revenues:
  Net service and operating revenues           503057   150572

                                               503057   150572


Cost and expenses:
  Cost of service and operating reve           450155   176928
  Operating, general and administrative
     expenses                                  639241   187886

                                              1089396   364814

Income - Loss from operations                 -586339  -214242

Other income - expense:
  Interest expense                              -6781   -15254
  Gain on sale of assets                            0  2460255
  Miscellaneous                                   -68    -2143
                                                -6849  2442858

Less: Minority Interest in Accounting
    USA, Inc                                    80563        0

Income - Loss before income taxes             -512625  2228616

Provision for income taxes                     144889  -940249

Net income - loss                             -367736  1288367

Net income - loss per common share             -46.13   161.61













                 LINCOLN INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEAR TO DATE TO APRIL 30

                                                 2000     1999
Cash flows from operating activities:
  Net income (loss)                           -367808  1288366
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization             87083   104002
      (Gain) Loss on sale of assets                 0 -2460255
      Other receivables                        -48826     8354
      Inventory                                 -9664        0
      Prepaid expenses                        -107598   -34686
      Accounts payable                           8134     2726
      Accrued expenses                        -143387   -65292
      Income Taxes                                  0   940249

Total adjustments                             -214258 -1504902

Net cash provided by (used in) operating
  activities                                  -582066  -216536

Cash flows from investing activities:
  Proceeds from sale of fixed assets                0  3400000
  (Purchases of) Sales of property and
    equipment                                 -252097   -15846
  (Purchases of) Sale of Investment in a
    Company                                         0        0
  Minority Interest Allocation                      0        0

Net cash provided by (used in) investing
  activities                                  -252097  3384154

Cash flows from financing activities:
  Net borrowings (repayments) under
     short term notes payable                  522834        0
  Proceeds from the issuance of common stock        0   597900
  Principal payments on long-term debt              0  -386054

  Net cash provided by (used in) financing
    activities                                 522834   211846

  Net increase (decrease) in cash             -311329  3379464
Cash, beginning of year                        405984    90994
Cash, end of period                             94655  3470458

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest         6781    15254













           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                             APRIL 30, 2000

Real Estate Business



  Net revenue from the real estate rentals increased by approximately $73,210, or 76% during the quarter ended April 30, 2000 as compared to the quarter ended April 30, 1999.


  Operating costs for the quarter ended April 30, 2000 increased by approximately $55,650, or 46% as compared to the quarter ended April 30, 1999 Increased cost relative to depreciation expense, professional fees and utilities were cited as the major reasons for the increase as well as additional revevue to support.






Consolidated Operations

  On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in Accounting USA, Inc., a company that provides accounting services for small businesses. The Company holds a 75% equity position in Accounting USA, Inc. and has invested $700,000 in this company as of the balance sheet date of April 30, 2000.

  Accounting USA, Inc.'s financial information has been consolidated with the operations of the Company in this quarterly financial statement. Since the Company holds a 75% ownership position in Accounting USA, Inc., a minority interest adjustment has been computed and reflected in this financial statement.

  Operating revenues of Accounting USA, Inc. were $100,394 for the quarter ended April 30, 2000 with direct operating cost and administrative cost for the same period of $228,416 and $112,238, respectively. No prior year information is available since the operations of Accounting USA, Inc. began October 1, 1999.

  The Company had no other capital commitments at April 30, 2000.






        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                       APRIL 30, 2000




  Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegatons in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On, June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion, and allowed Terry Kennedy to be substituted for Sarah Foree. On February 18, 2000 the Company filed an Amended Motion to Dismiss. Defendents have also raised in their Motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little merit to the complaint or causes of actions raised by the plaintiffs. If the Company should be unsuccessful on its Motion to Dismiss, our answer will be filed to the complaint. On March 31, 2000 the Plaintiffs filed their Response to Defendants Motion to Dismiss.

  Capital Investment in Accounting USA, Inc:   As of April 30, 2000 Lincoln
International Corporation has invested Seven Hundred Thousand Dollars ($700,000) in Accounting USA, Inc. The company owns 75% of the common stock in Accounting USA, Inc.













        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                         APRIL 30, 2000



NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation was not required to file a Form 8K during the current quarter.

  The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments which are necessary in the opinion of management to fairly state the financial position of the Company at April 30, 2000 and the result of its operations and cash flow for the period then ended.

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

Dated this 12th day of June, 2000