Form 10-K
period 2000-07-31
LINCOLN INTERNATIONAL CORP
filed 2000-10-27
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For fiscal year ended July 31, 2000                  Commission File No. 0-5767


                        LINCOLN INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Kentucky                                    # 61-0575092
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


    Suite 201, 2300 Greene Way
    Louisville, Kentucky                                   40220
    (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:  (502) 671-0010


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

                           YES  |X|         NO

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         No regular market exists for the stock.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 2000.


                              Common (no-par) 7,972

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      Annual Report -- 1999-2000
(2)      Information Statement -- 2000

         Portions of the above Annual Report and Information Statement to be issued are hereby incorporated by reference into Parts II and III.

                                     PART I

ITEM 1:  BUSINESS

         LINCOLN INTERNATIONAL CORPORATION (LINCOLN), incorporated in 1960, is engaged in the rental of commercial office property located in Louisville, Kentucky and in providing bookkeeping and payroll services to small and medium sized businesses primarily in Louisville, Kentucky.

         On March 5, 1999 Lincoln International Corporation closed on the sale of the Bourbon Stock Yard real estate located at 1048 East Main Street to the Home of the Innocents, Inc. for a total purchase price of $3,377,991, net of sales expense. All proceeds of this sale were deposited with an intermediary as required under United States Code Section 1031 in order to effect a deferral of capital gains taxes on the sale proceeds. In redirecting its principle line of business, Lincoln International Corporation purchased four (4) separate parcels of property: a 3,500 square foot office condominium located at 11860 Capital Way for $282,500; and on June 18, 1999 Lincoln closed on the purchase of real estate located at 2200, 2211, and 2300 Greene Way, Jeffersontown, Kentucky for a total purchase price of $2,800,000. On May 3, 2000 Lincoln sold the 3500 square foot office condominium located at 11860 Capital Way and currently retains ownership of the property located at 2200, 2211, and 2300 Greene Way, Jeffersontown, Kentucky. For the past year, Lincoln has renewed existing tenant leases and sought to lease remaining vacant space. As of July 31, 2000 approximately 89% of the total space has been leased.

         On August 5, 1999 Articles of Dissolution for Farmers Friend Mineral Company, Inc. and Lincoln Finance Company, Inc. were filed with the Secretary of State for the Commonwealth of Kentucky thereby dissolving the two subsidiaries which have required consolidated financial reports. It is believed that the dissolution of these two corporations, which owned no assets and were not operating in any way, will simplify the accounting and lower accounting costs for Lincoln International Corporation.

         On January 4, 1999 an intrastate sale of Lincoln securities as a Unit Offering to Kentucky residents was completed, and pursuant to authorization of the Board of Directors, all Units remaining after the close of the offer were made available for purchase by other existing shareholders as determined solely by the Board of Directors. The shares remaining after the close were made available and purchased as follows:

     1. 600 Units shall be available for purchase by Pyramid Securities LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
     2. 600 Units shall be available for purchase by Salina Investment LTD, P.O. Box 2185, Georgetown, Grand Cayman, British West Indies;
     3. 600 Units shall be available for purchase by the Ryan Jeffrey Frockt Trust; Sheldon G. Gilman, Trustee, 462 So. 4th Avenue, Suite 500, Louisville, Kentucky 40202;
     4. 150 shares shall be available to Richard A. Dolin, Director of Lincoln International Corporation, 5502 Tecumseh Circle, Louisville, Kentucky 40207;
     5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner, 1741 Kensington Pl. Lane, Louisville, Kentucky 40205-2748;
     6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;
     7. 427 shares to Thurman L. Sisney and/or Sherleen Sisney, Director and Chairman of the Board, 8002 Montero Court, Prospect, Kentucky 40059.

     Total capital raised from the Unit Offering was $597,900.

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2 1/2 years. Under a Merger Agreement, Accounting Outsource Solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc. which was incorporated in the State of Nevada on September 30, 1999. As of July 31, 2000 Lincoln International Corporation had advanced $900,000 of its 1.5 million dollar investment commitment in the newly formed Accounting USA, Inc. Two of the Directors of Lincoln International Corporation (Thurman L. Sisney and Richard J. Frockt) serve as two of the three Directors of Accounting USA, Inc. along with the third Director, Mr. Brian McDonald. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including a client in Columbus, Ohio and one in the State of Vermont. Accounting USA, Inc. has developed and provides internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc's. core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that, the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

         In July, 2000 Lincoln International Corporation was approached by the Mountain Economic Development Fund (MEDF) of 201 South Main Street, Winchester, Kentucky 40391 through its Executive Director, Mr. Grant Satterly, requesting financing assistance for Admiralty Boats, Inc., d/b/a Boats Ltd., a Kentucky corporation with its principal office located at 3516 Willow Spring Road, Lexington, Kentucky 40509. MEDF requested a loan in the sum of One Hundred Thousand Dollars ($100,000.00) under a revolving line of credit for Boats, Ltd. to increase their cash flow and allow more favorable purchasing of raw material. Boats, Ltd. is in the business of manufacturing bass fishing boats and sporting boats varying in sizes from 15 feet to 22 feet. MEDF is an affiliate of the Christian Appalachian Project which is well known and reputable in its efforts to retain and/or to create jobs in the Appalachian areas of Kentucky. On July 13, 2000 the company extended a one (1) year revolving line of credit to Boats, Ltd. for One Hundred Thousand Dollars ($100,000). Loan proceeds are to be advanced based upon a pre-determined ninety (90) percent of the manufacturer's cost to manufacture. Lincoln receives a perfected, secured interest in each boat. The security interest is released only upon the sale of each respective boat and upon receipt of one hundred (100) percent of the manufacturer's total cost. Lincoln has the exclusive right to extend the line of credit for an additional one (1) year term. Management does not intend for lending to become a principal part of its business.

EMPLOYEES:

                  As of July 31, 2000, LINCOLN employed one 1) person in an administrative/clerical capacity and Accounting USA, Inc. employed twenty-nine
(29) employees.


ITEM 2:  Properties

         The following are the various properties owned or leased by LINCOLN as of July 31, 2000.


                                                               APPROXIMATE              LEASE EXPIRATION
                                    TYPE OF                    SQUARE FEET              DATE (RENEWAL
         LOCATION                   PROPERTY                   FLOOR SPACE               OPTIONS)
         -----------------------------------------------------------------------------------------------

                               LINCOLN ADMINISTRATIVE OFFICES

         Louisville, KY             Offices                   600 sq. feet.             Owned

                                RENTAL PROPERTIES

         Louisville, KY             Office Spaces             16,210 sq. ft             Owned

         Louisville, KY             Office Spaces             15,800 sq. ft             Owned

         Louisville, KY             Office Spaces             12,500 sq. ft             Owned


                          * * * * * * * * * * * * * * * * * *


         The properties listed above are suitable and adequate for the various needs they supply.


ITEM 3:  Legal Proceedings

Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Ms. Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky, Louisville Division against Lincoln International Corporation, and individuals Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion and allowed Terry Kennedy to be substituted for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little merit to the complaint or causes of actions raised by the Plaintiffs. If the company should be unsuccessful on its Motion to Dismiss, our answer will be filed to the complaint. On March 31, 2000 the Plaintiffs filed their Response to Defendants Motion to Dismiss. At this time, the Court has not ruled on any of the intervening motions.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         The items to be voted on at the annual meeting which will be held on the 1st day of December, 2000, are as follows:

         (1)  Election of directors and

         (2) Transaction of any other business as may properly come before the meeting or any adjournment thereof.

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Stockholder Matters

(1) There does not exist at the present time any regular market for any common stock of the Registrant.


ITEM 6:  Selected Financial Data



                                                                          Years ending July 31

                                              2000           1999           1998            1997           1996
                                              ----           ----           ----            ----           ----

     Revenues                               692,942        190,050         297,459        292,719        301,629

     Income (loss) before
         extraordinary items               (388,451)     1,474,483         (72,688)      (154,577)       494,735

     Net income (loss)                     (388,451)     1,474,483         (72,688)      (154,577)       494,735

     Earnings (loss) per common share:

         Income (loss) before
              extraordinary items            (48.73)        235.64          (17.16)        (38.71)        122.70

         Net income (loss)                   (48.73)        235.64          (17.16)        (38.71)        122.70

     Cash dividends                               0              0               0              0              0

     Total assets                         3,728,416      3,690,394       1,147,311      1,236,802      1,358,785

     Long-term obligations                   85,511              0         380,205        385,511        387,250


ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

         As of July 31, 2000 Lincoln International Corporation has invested Nine Hundred Thousand Dollars ($900,000.00) in Accounting USA, Inc. The company owns 75% of the common stock of Accounting USA, Inc. and is housed in one of the company's buildings located at 2200 Greene Way, Louisville, Kentucky.

         On May 3, 2000 the company sold the 3,500 square foot office building located at 11860 Capital Way, Louisville, Kentucky for a contract sales price of Two Hundred Eighty Thousand Dollars ($280,000). The proceeds were used to retire a debt and for operations.

         In July, Lincoln International Corporation was approached by the Mountain Economic Development Fund ("MEDF") of 201 South Main Street, Winchester, Kentucky 40391 through its Executive Director, Mr. Grant Satterly, requesting financing assistance for Admiralty Boats, Inc., d/b/a Boats Ltd., a Kentucky corporation with its principal office located at 3516 Willow Spring Road, Lexington, Kentucky 40509. MEDF requested a loan in the sum of One Hundred Thousand Dollars ($100,000.00) under a revolving line of credit for Boats, Ltd. to increase their cash flow and allow more favorable purchasing of raw material. Boats, Ltd. is in the business of manufacturing bass fishing boats and sporting boats varying in sizes from 15 feet to 22 feet. MEDF is an affiliate of the Christian Appalachian Project which is well known and reputable in its efforts to retain and/or to create jobs in the Appalachian areas of Kentucky. On July 13, 2000 the company extended a one (1) year revolving line of credit to Boats, Ltd. for One Hundred Thousand Dollars ($100,000). Loan proceeds are to be advanced based upon a pre-determined ninety (90) percent of the manufacturer's cost to manufacture. Lincoln receives a perfected, secured interest in each boat, which security interest is released only upon the sale of each respective boat and upon receipt of one hundred (100) percent of the manufacturer's total cost. Lincoln has the exclusive right to extend the line of credit for an additional one (1) year term.

         To the extent possible, it is the intent of Management to use losses from the past fiscal year to offset capital gains that were deferred as a result of the sale of Bourbon Stock Yards. Accordingly, efforts will be initiated to sell one or more of the buildings located on Greene Way in order to eliminate all existing debt used to finance the investment in Accounting USA, Inc. In addition, options will be evaluated and pursued to place long-term fixed rate mortgage(s) against any remaining property. It is expected that Accounting USA, Inc. will reach a break-even point by the infusion of Lincoln's remaining investment under its 1.5 million dollar commitment to Accounting USA, Inc. If not, Lincoln will evaluate and pursue any and all options available to it necessary to expand Accounting USA, Inc.'s revenue base. It is expected that the cash flow from the rental income from the Greene Way property will service long-term debt and operational expenses.

ITEM 8: Consolidated Financial Statements and Supplementary Data

        The response to this item is contained within a separate section of this report.

ITEM 9: Changes in and Disagreements with Accountants

        None.

                                    PART III

ITEM 10:


NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS

DIRECTORS                           SINCE          SHARES OWNED AS OF 07/31/2000
---------                           -----          -----------------------------


Thurman L. Sisney,
President
Director, Age 54                    1994                               2,785

Richard Jay Frockt
Chairman of the Board
Director                            1997                               1,208(1)

Russell R. Roth
Secretary/Treasurer
Director                            1997                                 150

Janet Clark Frockt
Director                            1997                               1,207(1)

                                                                       --------
Officers & Directors as a group                                        5,350


         (1) Richard Frockt, a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the outstanding capital stock of Salina Investment LTD, the record holder of 1,208 shares. In addition, Janet Frockt, the wife of Richard Frockt and a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the capital stock of Pyramid Securities LTD, the record holder of 1,207 shares. Mr. Frockt disclaims any beneficial ownership interest in the shares to which Mrs. Frockt is the beneficiary. Mrs. Frockt disclaims any beneficial ownership interest in the shares to which Mr. Frock is the beneficiary. Further, the Ryan Jeffrey Frockt Trust, Sheldon Gilman, Trustee, is the owner of 600 shares of Lincoln International Corporation stock. Ryan Jeffrey Frockt is the legally emancipated son of Richard Jay Frockt and Janet Clark Frockt, both of whom disclaim any beneficial ownership in the shares to which Ryan Jeffrey Frockt is beneficiary.

BUSINESS HISTORY OF DIRECTORS

         Thurman L. Sisney--Mr. Sisney is President of Lincoln International Corporation. He has a masters degree in Business Administration and a law degree from the University of Louisville and has been in private practice since 1980. Mr. Sisney has served as general counsel to the Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. He has also served as general counsel and Deputy Commissioner of the Department of Agriculture. Mr. Sisney is and has been active in numerous civic and charitable organizations. Mr. Sisney has been President of Lincoln International Corporation since October of 1994.

         Janet Clark Frockt--Ms. Clark has a B.A. in Dramatic Arts from the University of California at Santa Barbara. She has performed with the Wand'ring Minstrels Theatrical Group and Theatre A La Carte in Louisville, Kentucky. Ms. Frockt is also the author, Assistant Director and Producer of the film "Dominant Positions", an original screenplay filmed for PBS.

         Richard Jay Frockt--Mr. Frockt is Chairman of the Board of Lincoln International Corporation. Mr. Frockt has a B.S. in History from Western Kentucky University and a juris doctorate from the University of Louisville Law School. He was a capital partner with the law firm Barnett and Alagia in Louisville until 1986, when he became the Chief Operating Officer of TMC Communications, a regional long distance telephone company in Santa Barbara, California. Mr. Frockt founded WCT Communications, Inc. in 1989. He served as Chairman of the Board and Chief Executive Officer of that company until 1995.

         Russell R. Roth--Mr. Roth is Secretary-Treasurer of the Company. Mr. Roth earned a B. S. in Economics from the University of Kansas and an MBA in Finance from the University of Michigan. He has served as Chief Financial Officer of Cessna Aircraft Company which merged into General Dynamics Corporation in 1986. He then became Chief Financial Officer of Sotheby Holdings, Inc., an art auction company with headquarters in New York City. Mr. Roth founded Las Vegas Investment Report in 1993. This publication reported upon and analyzed the gaming industry and was closed in December, 1999. Mr. Roth is currently President of Las Vegas Gaming, Inc., a gaming supply company.


ITEM 11:

         The directors received no compensation for meetings. The travel expenses for 1999-2000 were $2,831.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its principal Financial Officer and principal Accounting Officer, Secretary and Treasurer, Richard Dolin, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 27th day of October, 2000.


                              LINCOLN INTERNATIONAL CORPORATION


                              By:  /s/ THURMAN L. SISNEY
                              --------------------------
                                       Thurman L. Sisney
                                       President

Date: October 27, 2000



                              By:  /s/ RUSSELL R. ROTH
                              ------------------------
                                       Russell R. Roth
                                       Sec./Treas.

Date: October 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


               SIGNATURE                                   TITLE


                        (1) Principal Executive Officers


               /s/ THURMAN L. SISNEY
               -----------------------------
               Thurman L. Sisney                           President


               /s/ RICHARD JAY FROCKT
               -----------------------------
               Richard Jay Frockt                          Chairman of the Board


               /s/ RUSSELL R. ROTH
               -----------------------------
               Russell R. Roth                             Secretary/Treasurer


                                  (2) Directors


               /s/ THURMAN L. SISNEY
               -----------------------------
               Thurman L. Sisney                           Director


               /s/ RICHARD JAY FROCKT
               -----------------------------
               Richard Jay Frockt                          Director


               /s/ JANET CLARK FROCKT
               -----------------------------
               Janet Clark Frockt                          Director


               /s/ RUSSELL R. ROTH
               -----------------------------
               Russell R. Roth                             Director

                        LINCOLN INTERNATIONAL CORPORATION
                        ---------------------------------


                             ANNUAL REPORT FORM 10-K
                             -----------------------

INDEPENDENT AUDITOR'S REPORT
----------------------------



The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the consolidated balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.




/s/ POTTER & COMPANY, LLP
-------------------------
    POTTER & COMPANY, LLP
    Louisville, Kentucky
    October 20, 2000

                        LINCOLN INTERNATIONAL CORPORATION

                          Index to Financial Statements

                                   Item 14(a)



The  following   consolidated  financial  statements  of  Lincoln  International
Corporation and subsidiaries are incorporated by reference in Item 8:

     Consolidated balance sheets - July 31, 2000 and 1999

     Consolidated statements of operations - years ended July 31, 2000, 1999, and 1998

     Consolidated statements of stockholders' equity - years ended July 31, 2000, 1999, and 1998

     Consolidated statements of cash flows - years ended July 31, 2000, 1999, and 1998

     Notes to consolidated financial statements


Supporting schedules for the three years ended July 31, 2000, 1999, and 1998:

     II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                                                                                                                SCHEDULE II
                                                                                                                -----------

                                       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            Years ended July 31, 2000, 1999, and 1998

             Column A                      Column B                  Column C               Column D        Column E
             ----------                    -----------      --------------------------    -----------     -----------

                                                                     Additions
                                                            --------------------------
                                          Balance at        Charged to      Charged to
                                           Beginning        Costs and      Other Accts.   Deductions -     Balance at
            Description                     of Year          Expenses        Describe       Describe      End of Year
            -----------                   ----------        ----------     ------------   ------------    -----------

Year ended July 31, 2000
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $         0        $    8,195     $        0     $       0      $      8,195
                                          ==========         =========      ==========     =========      ===========

Year ended July 31, 1999
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $         0        $        0    $         0     $        0     $          0
                                          ==========         =========      ==========     =========      ===========

Year ended July 31, 1998
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $    40,332        $   17,550     $        0     $  (57,882)*   $          0
                                          ==========         =========      ==========     =========      ===========



* The allowance for losses on accounts receivable and accounts receivable were reduced by $57,882 per a settlement agreement dated August 18, 1998.


                       LINCOLN INTERNATIONAL CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT


                         July 31, 2000, 1999, and 1998

INDEPENDENT AUDITOR'S REPORT
----------------------------




To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Lincoln International Corporation as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln
International Corporation as of July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.




/s/ POTTER & COMPANY, LLP
-------------------------
    POTTER & COMPANY, LLP
    October 20, 2000


                               LINCOLN INTERNATIONAL CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                     July 31, 2000 and 1999


                                          A S S E T S
                                          -----------

                                                                      2000               1999
                                                                  -------------      ------------

Current assets:
    Cash and cash equivalents                                   $       86,802     $     396,466
    Accounts receivable, less allowance of
       $8,195 for 2000 and $0 for 1999                                  55,348                 0
    Note receivable                                                     38,023                 0
    Other receivables                                                    6,627             2,500
    Prepaid expenses                                                    50,819                 0
                                                                  -------------      ------------
       Total current assets                                            237,619           398,966
                                                                  -------------      ------------

Net property and equipment                                           3,091,224         3,105,922
                                                                  -------------      ------------

Noncurrent assets:
    Net deferred costs                                                  13,983                 0
    Deferred tax asset                                                 385,590           185,506
                                                                  -------------      ------------
       Total noncurrent assets                                         399,573           185,506
                                                                  -------------      ------------

       Total assets                                             $    3,728,416     $   3,690,394
                                                                  =============      ============

                                     L I A B I L I T I E S
                                     ---------------------

Current liabilities:
    Line of credit                                              $      500,000     $           0
    Current maturities of long-term debt                                29,640                 0
    Obligation under capital lease                                       3,048                 0
    Accounts payable                                                    78,592            32,297
    Accrued expenses                                                    47,995            18,750
                                                                  -------------      ------------
       Total current liabilities                                       659,275            51,047
                                                                  -------------      ------------

Noncurrent liabilities:
    Long-term debt, less current maturities                             70,784                 0
    Obligation under capital lease                                      14,727                 0
    Deferred tax liability                                             776,245           883,387
                                                                  -------------      ------------
       Total noncurrent liabilities                                    861,756           883,387
                                                                  -------------      ------------

       Total liabilities                                             1,521,031           934,434
                                                                  -------------      ------------
Commitments

                              S T O C K H O L D E R S' E Q U I T Y
                              ------------------------------------

Stockholders' equity:
    Controlling interests
       Common stock, no par value, 3,000,000 shares authorized,
          7,972 shares issued and outstanding                        1,879,898         1,879,898
       Retained earnings                                               487,611           876,062
                                                                  -------------      ------------
                                                                     2,367,509         2,755,960
    Minority interest in subsidiary                                   (160,124)                0
                                                                  -------------      ------------
       Total stockholders' equity                                    2,207,385         2,755,960
                                                                  -------------      ------------

       Total liabilities and stockholders' equity               $    3,728,416     $   3,690,394
                                                                  =============      ============

See accompanying notes.




                                      LINCOLN INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Years ended July 31, 2000, 1999, and 1998


                                                                    2000              1999             1998
                                                                -------------     -------------     ----------

Revenues                                                      $      692,942    $      190,050    $   297,459
                                                                -------------     -------------     ----------

Costs and expenses:
    Cost of revenues                                                 616,216            79,035         64,422
    Operating, general and administrative expenses                   902,690           325,078        276,940
                                                                -------------     -------------     ----------

          Total costs and expenses                                 1,518,906           404,113        341,362
                                                                -------------     -------------     ----------

          Loss from operations                                      (825,964)         (214,063)       (43,903)
                                                                -------------     -------------     ----------

Other income (expense):
    Gain (loss) on sale of property, equipment, and
       operating assets                                              (12,884)        2,359,078              0
    Interest and dividend income                                      18,618            48,606              0
    Miscellaneous income                                                   0             1,355          6,276
    Interest expense                                                 (35,307)          (20,312)       (35,061)
                                                                -------------     -------------     ----------

          Total other income (expense)                               (29,573)        2,388,727        (28,785)
                                                                -------------     -------------     ----------

          Income (loss) before minority interest and income taxes   (855,537)        2,174,664        (72,688)

Minority interest in net loss of subsidiary                          160,124                 0              0
                                                                -------------     -------------     ----------

Net income (loss) before income taxes                               (695,413)        2,174,664        (72,688)

Provision for (benefit from) income taxes                           (306,962)          700,181              0
                                                                -------------     -------------     ----------

          Net income (loss)                                   $     (388,451)   $    1,474,483    $   (72,688)
                                                                =============     =============     ==========

          Net income (loss) per common share                  $       (48.73)   $       235.64    $    (17.16)
                                                                =============     =============     ==========



See accompanying notes.




                                LINCOLN INTERNATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Years ended July 31, 2000, 1999, and 1998


                                                   Retained                              Total
                                                   Earnings          Minority         Stockholders'
                             Common Stock          (Deficit)         Interest            Equity
                            --------------       -------------     -------------      -------------

Balance at July 31, 1997  $     1,300,019            (525,733)   $            0     $     774,286

Purchase of common stock
    for the treasury              (18,021)                  0                 0           (18,021)

Net loss                                0             (72,688)                0           (72,688)
                            --------------       -------------     -------------      ------------

Balance at July 31, 1998        1,281,998            (598,421)                0           683,577

Issuance of common stock
    for cash                      597,900                   0                 0           597,900

Net income                              0           1,474,483                 0         1,474,483
                            --------------       -------------     -------------      ------------

Balance at July 31, 1999        1,879,898             876,062                 0         2,755,960

Minority interest in net
    loss of subsidiary                  0                   0          (160,124)         (160,124)

Net loss                                0            (388,451)                0          (388,451)
                            --------------       -------------     -------------      ------------

Balance at July 31, 2000  $     1,879,898       $     487,611    $     (160,124)    $   2,207,385
                            ==============       =============     =============      ============


See accompanying notes.





                                   LINCOLN INTERNATIONAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended July 31, 2000, 1999, and 1998



                                                                2000              1999            1998
                                                            -------------     -----------     -----------

Cash flows from operating activities:
    Net income (loss)                                     $     (388,451)   $  1,474,483    $    (72,688)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation and amortization                          146,060          37,126          40,750
          Allowance for doubtful accounts                          8,195               0          17,550
          (Gain) loss on sale of property, equipment, and
             operating assets                                     12,884      (2,359,078)              0
          Minority interest in net loss of subsidiary           (160,124)              0               0
          Deferred income taxes                                 (307,226)        697,881               0
          (Increase) decrease in:
             Receivables                                        (105,693)          8,411         (18,729)
             Prepaid expenses                                    (50,819)          3,141          (3,141)
             Deferred costs                                      (16,780)              0               0
          Increase (decrease) in:
             Accounts payable                                     46,295          19,986         (16,282)
             Accrued expenses                                     29,245          (2,809)        (21,409)
             Deferred rent                                             0         (18,810)         18,810
             Deposits                                                  0         (25,000)         25,000
                                                            -------------     -----------     -----------

          Net cash used in operating activities                 (786,414)       (164,669)        (30,139)
                                                            -------------     -----------     -----------

Cash flows from investing activities:
    Proceeds from sale of property, equipment and
       operating assets                                          263,743       3,377,991               0
    Purchase of property and equipment                          (386,349)     (3,119,696)        (12,087)
                                                            -------------     -----------     -----------

          Net cash provided by (used in) investing activities   (122,606)        258,295         (12,087)
                                                            -------------     -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                             0         597,900               0
    Net proceeds on line of credit                               500,000               0               0
    Proceeds from long-term borrowings                           115,000               0               0
    Principal payments on long-term debt                         (14,574)       (386,054)         (4,900)
    Principal payments on capital lease obligations               (1,070)              0               0
    Purchase of common stock for the treasury                          0               0         (18,021)
                                                            -------------     -----------     -----------

          Net cash provided by (used in) financing activities    599,356         211,846         (22,921)
                                                            -------------     -----------     -----------

          Net increase (decrease) in cash and cash equivalents  (309,664)        305,472         (65,147)

          Cash and cash equivalents at beginning of year         396,466          90,994         156,141
                                                            -------------     -----------     -----------

          Cash and cash equivalents at end of year        $       86,802    $    396,466    $     90,994
                                                            =============     ===========     ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                $       34,937    $     20,312    $     35,121
                                                            =============     ===========     ===========

    Cash paid during the year for income taxes            $        2,300    $          0    $          0
                                                            =============     ===========     ===========

Supplemental schedule of non-cash investing activities:
    Purchase of equipment under capital lease             $       18,845    $          0    $          0
                                                            =============     ===========     ===========


See accompanying notes.



                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Company's Activities:

Lincoln International Corporation owned property in Louisville, Kentucky which it leased to a stockyard operator. The property and equipment of the stockyard were sold during fiscal year 1999. The proceeds from the sale were used to purchase commercial rental office buildings in Louisville, Kentucky.

On October 1, 1999, the Company formed Accounting USA, Inc. and received 75% of the outstanding shares of common stock. The Company contributed $500,000 at the time of formation. The Company was obligated over an 18 month period beginning October 1, 1999 to contribute an additional $1,000,000 for a total investment of $1,500,000. As if July 31, 2000, the Company had contributed $900,000, leaving an additional $600,000 to be contributed.

The subsidiary provides payroll and bookkeeping services primarily in the Louisville metropolitan area.

The revenue of the subsidiary constituted approximately 50% of consolidated revenue for the year ending July 31, 2000. The results of operations of the subsidiary for the period October 1, 1999 through July 31, 2000 are included in the consolidated statement of operations for the year ended July 31, 2000.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary. All significant intercompany transactions are eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Property and Equipment:

Property and equipment are recorded at cost. Depreciation is provided over the following estimated useful lives:

      Buildings and improvements                            20-40   years
      Leasehold improvements                                 3-5    years
      Office and computer equipment                          3-12   years

The Company uses the straight-line method of computing depreciation for financial statement purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the lease term.

Advertising:

The Company expenses advertising costs when incurred, except marketing brochures, which are capitalized and amortized over the expected benefits period. Advertising expense was $53,684 and $17,071 for the years ended July 31, 2000 and 1999, respectively.

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

The Company files a consolidated federal income tax return and includes each wholly-owned subsidiary. Investment tax credits are treated as a reduction of the tax provision in the year in which the benefit is earned (flow-through method). Separate state income tax returns are filed for the Company and each subsidiary.

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding during each year.

Reclassifications of Previously Issued Financial Statements:

Certain reclassifications have been made to the 1999 financial statement presentation to correspond to the current year's format. Total equity and net income are unchanged due to these reclassifications.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 2 - NOTE RECEIVABLE
------------------------

During the year ended July 31, 2000, the Company entered into a master loan agreement with a builder and seller of pleasure boats to help finance the building of the boats.

The master loan agreement has an initial term of one year, renewable at that time by the Company. The agreement is for a maximum of $100,000 to be issued in a series of minimum installments of $15,000. Each note is secured by the boats constructed with the funds disbursed by the Company.

The Company will disburse 90% of required funds to construct the specific boats. At the time of sale of the boats, the Company will be repaid 100% of the required funds.

The Company has the option to charge interest equal to 10% per annum on the notes if they are not repaid 120 days from the date funds are disbursed.

As of July 31, 2000, the Company has disbursed $37,400 on the master loan agreement, leaving $62,600 available to draw.

The note receivable balance at July 31, 2000 is as follows:

     Company funds disbursed              $    37,400
     Interest receivable                          623
                                           ----------
         Total                            $    38,023
                                           ==========
NOTE 3 - OTHER RECEIVABLES
--------------------------

Other receivables consist of the following:

                                                  2000              1999
                                               ----------      -------------

Due from officer                               $  6,149         $       0
Refundable deposits                                 478             2,500
                                                   ----             -----
         Total                                 $  6,627         $   2,500
                                                  =====             =====

The balance due from officer is non-interest bearing, and there are no repayment terms on the advance.

NOTE 4 - PREPAID EXPENSES
-------------------------

Prepaid expenses consist of the following:

                                                          2000            1999
                                                       ---------       ---------

     Prepaid leasing commissions                       $  21,683       $       0
     Prepaid advertising costs                            18,972               0
     Prepaid maintenance, support, and training            9,224               0
     Other                                                   940               0
                                                        --------        --------
         Total                                         $  50,819       $       0
                                                        ========        ========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------




Property and equipment consists of the following:

                                                             2000              1999
                                                          -----------       ----------

     Land                                                $    281,804     $    310,054
     Building                                               2,572,321        2,790,483
     Office and computer equipment                            385,712           50,940
     Leasehold improvements                                     2,800            2,800
                                                           ----------       ----------
                                                            3,242,637        3,154,277
     Less accumulated depreciation and amortization           167,117           48,355
                                                           ----------      -----------
                                                            3,075,520        3,105,922
     Equipment held under capital lease,
         net of accumulated amortization                       15,704                0
                                                           ----------      -----------

     Net property and equipment                          $  3,091,224     $  3,105,922
                                                            =========        =========

Depreciation expense for the years ended July 31, 2000, 1999 and 1998 was $143,263, $37,126 and $40,750, respectively.

All property and equipment of Bourbon Stock Yards was sold on March 5, 1999 for $3,377,991, net of sales expense. The sale resulted in a gain of $2,359,078 for financial statement purposes. The proceeds were used to purchase commercial rental office buildings. Substantially all of the gain was deferred under
Section 1031 for federal and state tax purposes.

NOTE 6 - DEFERRED COSTS
-----------------------

Deferred costs consist of the following and are amortized over five years:

                                                  2000              1999
                                              -------------    ------------

          Organization costs                  $     16,780     $          0
          Accumulated amortization                   2,797                0
                                                ----------       ----------
              Total                           $     13,983     $          0
                                               ===========      ===========

NOTE 7 - LINE OF CREDIT
-----------------------

The Company maintains a line of credit with a local bank which bears interest at prime plus .50% (prime at July 31, 2000 was 9.5%) and is collateralized by substantially all corporate real and personal property with an assignment of leases and rents. Interest is payable monthly. The line of credit has a maximum of $1,500,000 which may be borrowed and is renewable annually. The balance outstanding on the line of credit at July 31, 2000 was $500,000, leaving $1,000,000 available to draw.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 8 - LONG-TERM DEBT
-----------------------


                                                                   2000              1999
                                                               ------------      ------------
     Term note payable, interest
     at 8.75%, monthly payments of
     $3,105, including principal and
     interest, due October 2004,
     $33,492 available to be drawn.                           $     100,424     $           0

     Less current maturities                                         29,640                 0
                                                               ------------      ------------
           Total                                              $      70,784     $           0
                                                               ============      ============



As of July 31, 2000, the annual maturities required on the term note payable are as follows:

     Year ending July 31:
            2001                                              $      29,640
            2002                                                     32,340
            2003                                                     35,286
            2004                                                      3,158
                                                                  ---------
           Total                                              $     100,424
                                                                  =========

NOTE 9 - CAPITAL LEASE
----------------------

The following is an analysis of the property under capital leases:

                                                      2000              1999
                                                  ------------      ------------

     Office and computer equipment               $      18,845     $           0
     Less accumulated amortization                       3,141                 0
                                                  ------------      ------------
           Total                                 $      15,704     $           0
                                                  ============      ============

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2000:

        Year ending July 31:

        2001                                                   $       5,142
        2002                                                           5,142
        2003                                                           5,142
        2004                                                           5,142
        2005                                                           3,000
                                                                ------------

        Net minimum lease payments                                    23,568
        Less amount representing interest                              5,793
                                                                ------------
        Present value of net minimum lease payments            $      17,775
                                                                ============

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 10 - ACCRUED EXPENSES
--------------------------

Accrued expenses consist of the following:

                                                       2000             1999
                                                   ------------     ------------

          Accrued payroll and payroll taxes       $      27,529    $           0
          Accrued property taxes                         17,820           14,437
          Other                                           2,646            4,313
                                                   ------------     ------------
               Total                              $      47,995    $      18,750
                                                   ============     ============

NOTE 11 - INCOME TAXES
----------------------

A deferred tax asset has been recognized for operating loss carryovers that are available to offset future income taxes. In addition, a deferred tax asset has been recognized for the loss incurred by an unconsolidated subsidiary which will be recognized when the unconsolidated subsidiary is profitable or in the event the unconsolidated subsidiary is liquidated.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property for income tax purposes.

The net deferred tax liability in the balance sheet consists of the following:


                                                      2000             1999
                                                  -------------    -------------

           Deferred tax asset                    $     385,590    $     185,506
           Deferred tax liability                     (776,245)        (883,387)
                                                  -------------    -------------

           Net deferred tax liability            $    (390,655)   $    (697,881)
                                                  =============    =============

The Company has available at July 31, 2000 operating loss carryforwards which may provide future tax benefits. If not used, the carryforwards will expire as follows:

                     Year of                                Operating Loss
                    Expiration                               Carryforwards
                    ----------                              --------------

                      2006                                  $     196,784
                      2007                                              0
                      2008                                         72,982
                      2009                                         31,281
                      2010                                         31,281
                      2011                                              0
                      2012                                         62,562
                      2013                                         58,242
                                                                ---------

                      Total                                 $     453,132
                                                                =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 11 - INCOME TAXES (CONTINUED)
----------------------------------



The provision for income taxes consists of the following:
                                                                   2000               1999             1998
                                                               ------------        ----------        ---------

         Federal income taxes                                 $     1,764       $   18,719       $        0
         State and local income taxes                                 735            7,708                0
         Deferred taxes                                          (307,226)         697,881                0
         Tax benefit of net operating loss carryforward            (2,235)         (24,127)               0
                                                               -----------         ----------        ---------

                           Total                              $  (306,962)      $  700,181       $        0
                                                               ===========         ==========        =========


Deferred income taxes on difference between tax and financial accounting for:



                                                                  2000             1999              1998
                                                               ----------       ----------        ---------

         Depreciation                                         $  (107,142)      $  883,387       $        0
         Net operating loss carryforward                           (1,663)        (185,506)               0
         Loss on unconsolidated subsidiary                       (198,421)               0                0
                                                                ---------         --------         --------

                  Total                                       $  (307,226)      $  697,881       $        0
                                                               ==========          =======        =========



NOTE 12 - LEASE COMMITMENTS
---------------------------

The Company has entered into operating lease agreements.

Total rental expense amounted to $16,885 in 2000, $32,323 in 1999, and $61,667 in 1998. Future minimum rentals at July 31, 2000 are as follows:

                  Year ending July 31:
                  --------------------

                          2001                              $   15,163
                          2002                                  10,163
                          2003                                   6,566
                          2004                                   5,367
                          2005                                   3,578
                                                            ----------
                               Total                       $    40,837
                                                            ==========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 13 - LEASE OF PROPERTY AND EQUIPMENT
-----------------------------------------

The Company is the lessor of commercial rental office buildings under operating leases. Following is a summary of the Company's investment in property and equipment under operating leases as of July 31, 2000:


        Land                                                $     281,804
        Buildings and improvements                              2,572,321
                                                                ---------
                                                                2,854,125
        Less accumulated depreciation                              77,960
                                                              -----------
                 Total                                      $   2,776,165
                                                             ============

Under the operating method of accounting for leases, the cost of the property and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

The minimum future rentals to be received on the leases at July 31, 2000 are as follows:

        Year ending July 31:

                2001                                 $    342,962
                2002                                      346,750
                2003                                      159,748
                2004                                       22,104
                2005                                       22,104
                Thereafter                                 71,838
                                                      -----------

                        Total                        $    965,506
                                                      ===========

NOTE 14 - MAJOR BUSINESS SEGMENTS
---------------------------------

As of October 1, 1999, Lincoln International Corporation has two reportable segments: commercial rental real estate lessor (rental) and payroll and bookkeeping services (bookkeeping).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Lincoln International Corporation accounts for intersegment revenues as if the transactions were to third parties.

Lincoln International Corporation's reportable segments are strategic business units managed separately as each business requires different technology and marketing strategies.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 14 - MAJOR BUSINESS SEGMENTS (CONTINUED)
---------------------------------------------



                                                                 2000               1999             1998
                                                            ---------------  ----------------  ---------------

Revenues:
           Rental                                           $       375,312  $        190,050  $       297,459
           Bookkeeping                                              347,155                 0                0
                                                             --------------   ---------------   --------------

                Total                                       $       722,467  $        190,050  $       297,459
                                                             ==============   ===============   ==============

Costs and expenses:
        Cost of revenues
           Rental                                           $       223,452  $         79,035  $        64,422
           Bookkeeping                                              398,417                 0                0
                                                            ---------------   ---------------   --------------
                Total                                               621,869            79,035           64,422
                                                            ---------------   ---------------   --------------

        Operating, general and administrative expenses
           Rental                                                   335,936           325,078          276,940
           Bookkeeping                                              590,626                 0                0
                                                            ---------------   ---------------   --------------
                Total                                               926,562           325,078          276,940
                                                            ---------------   ---------------   --------------

        Total costs and expenses                                  1,548,431           404,113          341,362
                                                            ---------------   ---------------   --------------

    Loss from operations                                           (825,964)         (214,063)         (43,903)

Interest income                                                      18,618            48,606                0
Non-operating income                                                      0         2,360,433            6,276
Non-operating expense                                               (12,884)                0                0
Interest expense                                                    (35,307)          (20,312)         (35,061)
                                                             --------------   ---------------   --------------

    Gain (loss) before income taxes                         $      (855,537) $      2,174,664  $        72,688
                                                             ==============   ===============   ==============

Total assets:
           Rental                                           $     3,281,943  $      3,690,394  $     1,147,311
           Bookkeeping                                              459,354                 0                0
                                                             --------------   ---------------   --------------

                Total                                       $     3,741,297  $      3,690,394  $     1,147,311
                                                             ==============   ===============   ==============

Capital expenditures:
           Rental                                           $        38,383  $      3,119,696  $        12,087
           Bookkeeping                                              366,811                 0                0
                                                             --------------   ---------------   --------------

                Total                                       $       405,194  $      3,119,696  $        12,087
                                                             ==============   ===============   ==============

Depreciation and amortization:
           Rental                                           $        78,870  $         37,126  $        40,750
           Bookkeeping                                               67,190                 0                0
                                                             --------------   ---------------   --------------

                Total                                       $       146,060  $         37,126  $        40,750
                                                             ==============   ===============   ==============


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 14 - MAJOR BUSINESS SEGMENTS (CONTINUED)
---------------------------------------------

The following is a reconciliation of reportable segment revenues, profit or loss and assets as of and for the year ending July 31, 2000.

Revenues
--------
Total revenue from reportable segments                         $     722,467
Elimination of intersegment revenues                                 (29,525)
                                                                     -------
        Total consolidated revenues                            $     692,942
                                                                     =======

Costs and Expenses
------------------
Total costs and expenses from reportable segments              $   1,548,431
Elimination of intersegment costs and expenses                      (29,525)
                                                                    --------
        Total consolidated costs and expenses                  $   1,518,906
                                                                   =========

Assets
------
Total assets for reportable segments                           $   3,741,297
Elimination of intersegment receivables                              (12,881)
                                                                    --------
        Total consolidated assets                              $   3,728,416
                                                                   =========

No reconciliation is required as of July 31, 1999 and 1998 as only one business segment existed at that time.

NOTE 15 - CONCENTRATION OF CREDIT RISK
--------------------------------------

The Company maintains cash accounts in commercial banks located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Company has an uninsured amount of $168,793 outstanding at July 31, 2000.

NOTE 16 - CAPITAL STOCK
-----------------------

During fiscal 1999, the Company issued an aggregrate 3,986 shares of common stock to stockholders residing in the state of Kentucky. One option to acquire an additional share at $150 in the first year, $160 in the second year or $170 in the third year after the issue was attached to each share issued.

NOTE 17 - COMMITMENTS
---------------------

The Company has entered into an agreement with a company to find tenants for its rental buildings. At the time of the lease agreement, the Company is to pay a leasing commission equal to 6% of total rental income under the lease. As of July 31, 2000 the Company had commitments of $20,090 for leasing commissions dependent on lease renewals.