Form 10-Q
period 2001-01-31
LINCOLN INTERNATIONAL CORP
filed 2001-03-15
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended January 31, 2001 Commission file No. 0-0767


                        LINCOLN INTERNATIONAL CORPORATION

             (Exact Name of Registrant as specified in its charter)

Kentucky                                            61-0575092
(State of other Jurisdiction                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

2300 Greene Way, Suite 101                          40220
Louisville, Kentucky                                (Zip Code)
(Address or principal executive offices)

(Registrants Telephone Number, Including Area Code)  (502) 671-0010

Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

           YES  X                          NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 8,787 of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES
                                                                           -----

Part I: Financial Information

     Item 1.  Financial Statements:

          Consolidated Balance Sheets as of January 31, 2001
              and July 31, 2000                                               3

          Consolidated Statements of Operations for the quarters
              ended January 31, 2001 and January 31, 2000                     4

          Consolidated Statements of Operations for the
              year-to-date periods ended January 31, 2001
              and January 31, 2000                                            5

          Consolidated Statements of Cash Flows for the
              year-to-date periods ended January 31, 2001
              and January 31, 2000                                          6-7

          Notes to the Consolidated Financial Statements                    8-9

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10-11

Part II: Other Information

     Item 6                                                                  12

     Signature                                                               13





                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                   1/31/01              7/31/00
                                                                 ------------         ------------
                                     ASSETS

Current assets:
   Cash                                                          $    463,016         $     86,802
   Accounts receivable                                                 63,893               55,348
   Note receivable                                                     89,258               38,023
   Other receivables                                                  257,930                6,627
   Prepaid expenses                                                    43,649               50,819
                                                                 ------------         ------------
             Total current assets                                     917,746              237,619
                                                                 ------------         ------------

Net property, plant and equipment                                   2,122,406            3,091,224
                                                                 ------------         ------------
Noncurrent assets:
   Net deferred costs                                                  12,305               13,983
   Investment in Winebrenner Capital Partners, LLC                    250,000                    0
   Goodwill, net                                                      387,280                    0
   Deferred tax asset                                                 268,077              385,590
                                                                 ------------          -----------
             Total noncurrent assets                                  917,662              399,573
                                                                 ------------          -----------

Total assets                                                     $  3,957,814         $  3,728,416
                                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                $          0         $    500,000
   Current maturities of long-term debt                                45,869               29,640
   Obligation under capital lease                                       3,248                3,048
   Accounts payable                                                    70,917               78,592
   Accrued expenses                                                    66,511               47,995
                                                                 ------------         ------------
             Total current liabilities                                186,545              659,275
                                                                 ------------         ------------
Noncurrent liabilities:
   Long-term debt, less current maturities                          1,040,174               70,784
   Obligation under capital lease                                      12,233               14,727
   Deferred tax liability                                             439,685              776,245
                                                                 ------------         ------------
             Total noncurrent liabilities                           1,492,092              861,756
                                                                 ------------         ------------
Stockholders' equity
   Common Stock 8,787 issued and outstanding
          (7,972 at 07/31/00)                                       1,993,998            1,879,898
Retained earnings                                                     285,179              487,611
                                                                 ------------         ------------
                                                                    2,279,177            2,367,509
   Minority interest in subsidiary                                          0             (160,124)
                                                                 ------------         ------------
             Total stockholders' equity                             2,279,177            2,207,385
                                                                 ------------         ------------
Total liabilities and stockholders' equity                       $  3,957,814         $  3,728,416
                                                                 ============         ============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JANUARY 31
                                   (UNAUDITED)

                                                                                1/31/01           1/31/00
                                                                             -------------      -----------

Revenues                                                                     $     284,141      $   189,434
                                                                             -------------      -----------
Costs and expenses:
   Cost of revenues                                                                120,734           98,806
   Operating, general and administrative expenses                                  407,850          305,857
                                                                             -------------      -----------

             Total costs and expenses                                              528,584          404,663
                                                                             -------------      -----------
             Loss from operations                                                 (244,443)        (215,229)
                                                                             -------------      -----------
Other income (expense):
   Gain on sale of property                                                         95,325                0
   Interest income                                                                  16,680                0
   Miscellaneous                                                                         0           (2,975)
   Interest expense                                                                (30,751)          (4,554)
                                                                             -------------      -----------

             Total other income (expense)                                           81,254           (7,529)
                                                                             -------------      -----------
             Income (loss) before minority interest and income taxes              (163,189)        (222,758)

Minority interest in net loss of subsidiary                                              0           38,354
                                                                             -------------      -----------
Net income (loss) before income taxes                                             (163,189)        (184,404)

Provision for (benefit from) income taxes                                         (107,122)         (17,498)
                                                                             -------------      -----------

             Net income (loss)                                               $     (56,067)     $  (166,906)
                                                                             =============      ===========

             Net income (loss) per common share                              $       (6.38)     $    (20.94)
                                                                             =============      ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                       LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                                1/31/01           1/31/00
                                                                             -------------      -----------

Revenues                                                                     $     509,123      $   306,608
                                                                             -------------      -----------

Costs and expenses:
   Cost of revenues                                                                467,521          190,377
   Operating, general and administrative expenses                                  565,594          419,197
                                                                             -------------      -----------

             Total costs and expenses                                            1,033,115          609,574
                                                                             -------------      -----------

             Loss from operations                                                 (523,992)        (302,966)
                                                                             -------------      -----------

Other income (expense):
   Gain on sale of property                                                         95,325                0
   Interest income                                                                  16,680                0
   Miscellaneous                                                                         0              335
   Interest expense                                                                (45,387)             (55)
                                                                             -------------      -----------

             Total other income (expense)                                           66,618              280
                                                                             -------------      -----------

             Income (loss) before minority interest and income taxes              (457,374)        (302,686)

Minority interest in net loss of subsidiary                                         35,631           44,715
                                                                             -------------      -----------

Net income (loss) before income taxes                                             (421,743)        (257,971)

Provision for (benefit from) income taxes                                         (219,311)         (38,540)
                                                                             -------------      -----------

             Net loss                                                        $    (202,432)     $  (219,431)
                                                                             =============      ===========

             Net loss per common share                                       $      (23.04)     $    (27.53)
                                                                             =============      ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED TO JANUARY 31
                                   (Unaudited)

                                                                           2001              2000
                                                                      -------------      -----------

Cash flows from operating activities:
   Net income (loss)                                                  $    (202,432)     $  (219,431)
   Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation                                                         75,374           48,347
        Stock issued                                                          2,100                0
        Amortization                                                         17,153                0
        Minority interest in net loss of subsidiary                         (35,631)               0
        Gain on sale of property                                             95,325                0
        Deferred taxes                                                     (219,047)               0
        (Increase) decrease in:
          Accounts receivable                                                (8,545)               0
          Receivables                                                      (302,538)         (42,605)
          Prepaid expenses                                                    7,170          (73,320)
        Increase (decrease) in:
          Accounts payable                                                   (7,675)          25,426
          Accrued expenses                                                   18,516          (44,980)
                                                                      -------------      -----------

          Net cash provided by (used in) operating activities              (560,230)        (306,563)
                                                                      -------------      -----------


Cash flows from investing activities:
   Purchase of property and equipment                                        (6,505)        (176,904)
   Proceeds from sale of property and equipment                             809,624                0
   Purchase of Vena Marks & Associates, LLC                                (100,000)               0
   Purchase of Investment in Winebrenner Capital Partners, LLC             (250,000)               0
                                                                      -------------      -----------

          Net cash provided by (used in) investing activities               453,119         (176,904)
                                                                      -------------      -----------






                                                                          2001                2000
                                                                      -------------      -----------

Cash flows from financing activities:
   Net borrowings (repayments) under
        short term notes payable                                            650,000          300,000
   Principal payments on capital lease obligations                           (2,294)               0
   Principal payments on long-term debt                                    (164,381)         (28,440)
                                                                      -------------      -----------

          Net cash provided by financing activities                         483,325          271,560
                                                                      -------------      -----------

          Net increase (decrease) in cash                                   376,214         (211,907)

          Cash at beginning of the year                                      86,802          405,984
                                                                      =============      ===========

          Cash at end of year                                         $     463,016      $   194,077
                                                                      =============      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                             $      45,387      $         0
                                                                      =============      ===========
   Acquistion of Vena Marks & Associates, LLC
        Assets acquired:
          Property and equipment                                      $       5,000      $         0
          Goodwill                                                          123,000                0
                                                                      -------------      -----------
                                                                      $     128,000      $         0
                                                                      =============      ===========

        Payment for assets acquired
          Cash paid at closing                                        $     100,000      $         0
          Stock issued                                                       28,000                0
                                                                      -------------      -----------
                                                                      $     128,000      $         0
                                                                      =============      ===========

Acquistion of Minority Interest
        Assets acquired:
         Goodwill                                                     $     279,755      $         0
                                                                      -------------      -----------
                                                                      $     279,755      $         0
                                                                      =============      ===========

        Payment for assets acquired
          Elimination of Investment in Subsidiary                     $     195,755      $         0
          Stock issued                                                       84,000                0
                                                                      -------------      -----------
                                                                      $     279,755      $         0
                                                                      =============      ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT
-------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at January 31, 2001 and July 31, 2000 and the results of operations for the quarters and year to date periods ended January 31, 2001 and January 31, 2000. The notes to the consolidated financial statements contained in the 2000 Annual Report to Shareholders and incorporated by reference into the 2000 Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - LONG TERM DEBT
-----------------------

In January 2001,  the existing line of credit was converted to a term note.  The note is due to a local bank and is collateralized by a first mortgage on the real property of the Company. The note requires monthly principal and interest payments of $8,902. The note bears interest at 8.73% and matures in February 2021.

The following is a schedule of future maturities on the note payable as of January 31, 2001:

                   Period ended January 31:
                              2002                     $     17,595
                              2003                           20,719
                              2004                           22,628
                              2005                           24,470
                              2006                           26,970
                              Later                         887,618
                                                       ------------
                                Total                  $  1,000,000
                                                       ============

NOTE 3 - PURCHASE OF MINORITY INTEREST
--------------------------------------

On December 1, 2000, Lincoln International Corporation merged with Accounting USA, Inc., of which Lincoln International Corporation owned 75%. In exchange for the remaining 25%, the minority interest was given 600 shares of Lincoln International Corporation. Common stock was valued at $84,000.

The purchase of the minority interest was accounted for by the purchase method. Goodwill of $279,755 has been reflected in the balance sheet. The Company expects to benefit from the goodwill acquired in this transaction over a period of 5 years, and is amortizing the amount recorded using the straight-line method over that period.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - ACQUISITION OF VENA MARKS & ASSOCIATES, LLC
----------------------------------------------------

Effective November 1, 2000, the Company acquired some assets of Vena Marks & Associates, LLC. The Company paid $100,000 to the former owner and issued 200 shares of common stock of Lincoln International Corporation valued at $28,000.

The purchase of Vena Marks & Associates, LLC was accounted for by the purchase method whereby the assets acquired from the purchased corporation are recorded by the Company at their fair value. The excess amount paid over the fair value of Vena Marks & Associates, LLC's net assets was $123,000, which has been reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of 5 years and is amortizing the amount recorded using the straight-line method over that period.

Proforma financial information as though the companies had been combined from beginning of periods:


                                                             8/1/00 - 1/31/01     8/1/99 - 1/31/00
                                                             ----------------     ----------------
          Revenue                                            $        632,038     $        411,114
                                                              ===============      ===============

          Income (loss) before extraordinary items                   (166,445)            (229,182)
                                                               ==============       ==============

          Income (loss) before extraordinary items
            per share                                        $         (18.94)    $         (28.75)
                                                              ===============      ================

          Net income (loss)                                  $       (166,445)    $       (229,182)
                                                              ===============      ===============

          Net income (loss) per share                        $         (18.94)    $         (28.75)
                                                              ===============      ===============

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001

         Acquisition or Disposition of Assets: The company disposed of real estate and improvements otherwise than in the ordinary course of business on January 31, 2001:

         On October 31, 2000 the Board of Directors of company approved the sale of real estate located at 2300 Greene Way in Louisville, Kentucky. The company received an offer to purchase 2300 Greene Way from Winebrenner Capital Partners, LLC subject to normal conditions and contingencies such as effecting suitable financing and acceptable environmental reports. The real estate includes "Class B" professional office space of Twelve Thousand Five Hundred (12,500) square feet purchased by company on June 19, 1999. The company received One Million Sixty-two Thousand Five Hundred Dollars ($1,062,500) in consideration for the sale. The purchase price was arrived by using Eighty-Five Dollars ($85.00) per square foot. The building is nine (9) years old. The purchaser was Winebrenner Capital Partners, LLC, a Kentucky limited liability company, with an address of 2300 Greene Way, Suite 200, Louisville, Jefferson County, Kentucky 40220. Winebrenner Capital Partners, LLC had been the only tenant in the company's building in over a year. There exists no material relationship between the company, any director or officer of the company, or any associate of any such director or officer.

         As part of the consideration for the transaction, Lincoln International Corporation received Two Hundred Fifty Thousand Dollars ($250,000) of stock in Winebrenner Capital Partners, LLC which is being offered under an intra state offering at Five Dollars ($5.00) per share and representing one percent (1%) of the company. The balance of sales price totaled $812,500 was paid in cash. Winebrenner Capital Partners, LLC, a Kentucky limited liability company formed in 1999, is an investment banking firm specializing in assisting small to medium-sized businesses obtain capital in the public market, performing advisory services and organizing private equity placements. The offering provides for a maximum of 1,000,000 common shares sold in units of 5,000 shares at Twenty-five Thousand Dollars ($25,000) per unit. The primary business of the company will be to provide businesses with a cost effective, expedient, and efficient means of raising capital in the public markets through the use of Internet technology. Through the company's website, the investing public will have access to initial public offerings ("IPO's") that would probably not be available to them in a traditional IPO. In addition to the Fifty Thousand (50,000) shares the company received a Warrant to purchase another Fifty Thousand (50,000) shares within a three (3) year period at Five Dollars ($5.00) per share.

         Concurrent with the sale of 2300 Greene Way, the company restructured its debt, by converting a line of credit upon which was owed One Million One Hundred Fifty Thousand Dollars ($1,150,000) with Commonwealth Bank & Trust Company, 1500 Shelbyville Road, Louisville, Kentucky 40243 into a fixed rate Mortgage bearing interest at 8.73% for One Million Dollars, and secured the debt with a first mortgage on the two buildings located at 2200 Greene Way and 2211 Greene Way, both in the immediate proximity of the real estate having been sold. The proceeds from the sale of 2300 Greene Way were used to pay off the amounts owed on the line of credit after converting One Million Dollars ($1,000,000) from the line of credit to a fixed rate mortgage and balance of the proceeds will be retained and invested or to be used in operations and/or other needs or obligations of the company. A real estate commission of Twenty-Six Thousand Five Hundred Sixty-Two Dollars and Fifty Cents ($26,562.50) was paid to

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001

Grubb & Ellis/Commercial Kentucky, Inc. pursuant to an exclusive sale/leasing real estate contract.

         Litigation Report: On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion and allowed Terry Kennedy to be substituted as a plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their motion to amend the complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(b)(6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint validated the reverse split of the company completed on April 5, 1998. In its decision the Court noted that "the issue is not whether a plaintiff will ultimately prevail but whether the plaintiff is entitled to offer evidence to support the claims". Subsequent to the Court's Order, the company answered the Complaint denying any and all allegations of impropriety. On Wednesday, February 21, 2001 the company began taking the deposition of the plaintiffs prior to responding to Plaintiffs Motion to Certify the action as a Class Action. On February 16, 2001 a scheduling conference was held in the United States District Court in which the parties were given until October, 2001 in order to complete discovery. Counsel for the corporation gives little merit to the Complaint or causes of actions raised by the Plaintiffs.

      Capital investment in Accounting USA, Inc: As of January 31, 2001, Lincoln International Corporation has invested One Million Three Hundred and Ninety Thousand Dollars ($1,390,000) in Accounting USA, Inc.

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information

item 6.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation filed Form 8K during the current quarter on February 15, 2001 detailing the sale of 2300 Greene Way.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LINCOLN INTERNATONAL CORPORATION

                                         /s/LEE SISNEY
                                         -------------------------
                                         Lee Sisney, President


                                         /s/BRIAN MCDONALD
                                         -------------------------
                                         Brian McDonald, Secretary

Dated this 15th day of March, 2001