Form 10-Q/A
period 2000-10-31
LINCOLN INTERNATIONAL CORP
filed 2001-06-11
CIK 59544

Form 10-Q/A

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.

                                ----------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

 For the Quarter ended October 31, 2000           Commission file No. 0-0767


                        LINCOLN INTERNATIONAL CORPORATION

             (Exact Name of Registrant as specified in its charter)

Kentucky                                              61-0575092
(State of other Jurisdiction                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

2200 Greene Way, Suite 201                            40220
Louisville, Kentucky                                  (Zip Code)
(Address or principal executive offices)

(Registrants Telephone Number, Including Area Code)   (502) 671-0010

Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                  YES      X                          NO

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 7,972 of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Consolidated Balance Sheets as of October 31, 2000
              and July 31, 2000                                                3

          Consolidated Statements of Income for the quarters
              and year-to-date periods ended October 31, 2000
              and October 31, 1999                                         4 - 5

          Consolidated Statements of Cash Flows for the
              year-to-date periods ended October 31, 2000
              and October 31, 1999                                             6

          Notes to the Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8 - 10

Part II: Other Information

     Item 6                                                                   11

     Signature                                                                12


                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                            (Unaudited)
                                                                              10/31/00                7/31/00
                                                                          -------------            ------------
                                     ASSETS

Current assets:
   Cash                                                                   $      54,550            $     86,802
   Other receivables                                                            131,339                  99,998
   Prepaid expenses                                                              60,157                  50,819
                                                                          -------------            ------------
              Total current assets                                              246,046                 237,619
                                                                          -------------            ------------
Net property, plant and equipment                                             3,061,401               3,091,224
                                                                          -------------            ------------
Noncurrent asset:
Deferred tax asset                                                              569,695                 457,506
                                                                          -------------            ------------
              Total assets                                                $   3,877,142            $  3,786,349
                                                                          =============            ============

                                   LIABILITIES

Current liabilities:
   Line of credit                                                         $     800,000            $    500,000
   Current maturities of long-term debt                                          23,732                  29,640
   Obligation under capital lease                                                 2,322                   3,048
   Accounts payable                                                              74,875                  78,592
   Accrued expenses                                                              32,528                  47,995
                                                                          -------------            ------------
              Total current liabilities                                         933,457                 659,275
                                                                          -------------            ------------

Noncurrent liabilities:
Long-term debt, less current maturities                                          69,575                  70,784
Obligation under capital lease                                                   14,542                  14,727
Deferred tax liability                                                          786,517                 786,517
                                                                          -------------            ------------
              Total noncurrent liabilities                                      870,634                 872,028
                                                                          -------------            ------------
              Total liabilities                                               1,804,091               1,531,303
                                                                          -------------            ------------

                              STOCKHOLDERS' EQUITY

Stockholders' equity
   Common stock, no par value, 3,000,000 shares
   authorized, 7,972 issued and outstanding                                   1,879,898               1,879,898

Retained earnings                                                               193,153                 375,148
                                                                          -------------            ------------
              Total stockholders' equity                                      2,073,051               2,255,046
                                                                          -------------            ------------
              Total liabilities and stockholders' equity                  $   3,877,142            $  3,786,349
                                                                          =============            ============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED OCTOBER 31
                                   (UNAUDITED)

                                                                         10/31/00              10/31/99
                                                                       -----------          ------------
Revenues                                                               $   224,982          $    117,174
                                                                       -----------          ------------
Costs and expenses:
   Cost of revenues                                                        346,787                91,571
   Operating, general and administrative expenses                          157,743               113,340
                                                                       -----------          ------------

              Total costs and expenses                                     504,530               204,911
                                                                       -----------          ------------

              Loss from operations                                        (279,548)              (87,737)
                                                                       -----------          ------------
Other income(expense):
   Interest expense                                                        (14,636)                4,609
   Miscellaneous                                                                 0                 3,200
                                                                       -----------          ------------

              Total other income (expense)                                 (14,636)                7,809
                                                                       -----------          ------------

Loss before income taxes                                                  (294,184)              (79,928)

Benefit from income taxes                                                 (112,189)              (21,042)
                                                                       -----------          ------------

Net loss                                                               $  (181,995)         $    (58,886)
                                                                       ===========          ============

Net loss per common share                                              $    (22.83)         $      (7.39)
                                                                       ===========          ============


The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED OCTOBER 31
                                   (UNAUDITED)

                                                                         10/31/00              10/31/99
                                                                       -----------          ------------

Revenues                                                               $   224,982          $    117,174
                                                                       -----------          ------------
Costs and expenses:
   Cost of revenues                                                        346,787                91,571
   Operating, general and administrative expenses                          157,743               113,340
                                                                       -----------          ------------

              Total costs and expenses                                     504,530               204,911
                                                                       -----------          ------------

              Loss from operations                                        (279,548)              (87,737)
                                                                       -----------          ------------

Other income(expense):
   Interest expense                                                        (14,636)                4,609
   Miscellaneous                                                                 0                 3,200
                                                                       -----------          ------------

              Total other income (expense)                                 (14,636)                7,809
                                                                       -----------          ------------
Loss before income taxes                                                  (294,184)              (79,928)

Benefit from income taxes                                                 (112,189)              (21,042)
                                                                       -----------          ------------

Net loss                                                               $  (181,995)         $    (58,886)
                                                                       ===========          ============

Net loss per common share                                              $    (22.83)         $      (7.39)
                                                                       ===========          ============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED TO OCTOBER 31
                                   (Unaudited)


                                                                            2000                   1999
                                                                       ------------            -----------
Cash flows from operating activities:
   Net loss                                                            $   (181,995)           $   (58,886)
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                                         38,298                 18,857
       (Increase) decrease in:
              Other receivables                                             (31,340)               (15,015)
              Prepaid expenses                                               (9,338)               (28,090)
       Increase (decrease) in:
              Accounts payable                                               (3,717)                48,867
              Accrued expenses                                              (15,467)                (4,840)
              Income taxes                                                 (112,189)                     0
                                                                       ------------            -----------

Net cash used in operating activities                                      (315,748)               (39,107)
                                                                       ------------            -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (8,475)               (67,778)
                                                                       ------------            -----------

Cash flows from financing activities:
   Net borrowings (repayments) under
     line of credit                                                         300,000                      0
   Principal payments on long-term debt                                      (8,029)                     0
                                                                       ------------            -----------

Net cash provided by financing activities                                   291,971                      -
                                                                       ------------            -----------

Net decrease in cash                                                        (32,252)              (106,885)

Cash, beginning of year                                                      86,802                405,984
                                                                       ------------            -----------

Cash, end of period                                                    $     54,550            $   299,099
                                                                       ============            ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                            $     14,636            $         0
                                                                       ============            ===========

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

Proposed Sale of Real Estate:

The real estate owned by Lincoln International Corporation located at 2300 Greene Way, 2200 Greene Way, and 2211 Greene Way, Louisville, Kentucky had been purchased under IRS Section 1031 subsequent to the sale of the Bourbon Stock Yard property in order to defer capital gains on the sales proceeds. On November 2, 2000 Lincoln International Corporation entered into a contract to sell 2300 Greene Way to Winebrenner Capital Partners, LLC a tenant in building 2300, Suite 200, for a sale price of $85.00 per square foot for a total sale price of One Million Sixty-Two Thousand Five Hundred Dollars ($1,062,500). As a part of the transaction Lincoln International Corporation will purchase Two Hundred Fifty Thousand Dollars ($250,000) of stock in Winebrenner Capital Partners, LLC which is being offered under an intrastate offering at $5 per share and representing one percent (1%) of the company. Lincoln International Corporation paid slightly less than Sixty-Three Dollars ($63.00) per square foot for the 12,500 sq. ft. building for a total of Seven Hundred Eighty-Seven Thousand Five Hundred Dollars ($787,500). The expected capital gain from the sale of 2300 Greene Way would be off-set by operating losses of the company reducing or eliminating any potential tax liability. The sale is conditioned upon obtaining satisfactory financing, appraisals, environmental studies, etc. If the sale of 2300 Greene Way is consummated, it is the intent of management to finance the real estate at 2200 Greene Way and 2211 Greene Way under a long term fixed rate mortgage and to use the proceeds of that mortgage loan to eliminate the existing line of credit which has been used to capitalize Accounting USA, Inc. The sale proceeds from the sale of 2300 Greene Way could be used for other investments and/or operations.

Consolidated Operations:

On August 6, 1999, the Company's Board of Directors approved the investment of $1,500,000 in Accounting USA, Inc. for 75% of its common stock. Accounting USA, Inc. is a company that provides accounting services for small businesses. The Company has invested $1,150,000 as of October 31, 2000.

Net revenue from Accounting USA's operations increased by approximately $97,034, or 314%, during the quarter ended October 31, 2000 as compared to the quarter ended October 31, 1999.

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 2000

Total operating costs for the quarter ended October 31, 2000 increased by approximately $302,399, or 535%, as compared to the quarter ended October 31, 1999. Significant investments in computer systems, marketing programs and personnel were the major cost areas noted having a significant increase.

The Company had no other capital commitments at October 31, 2000 except as otherwise noted in this financial statement report.

Litigation Report:

On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiffs' Motion and allowed Terry Kennedy to be substituted for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. Legal counsel for the corporation gives little merit to the complaint or causes of actions raised by the Plaintiffs. If the company should be unsuccessful on its Motion to Dismiss, our answer will be filed to the complaint. On March 31, 2000 the Plaintiffs filed their Response to Defendants Motion to Dismiss. At this time, the court has not ruled on the motions before it.

Merger Of Accounting USA, Inc. With And Into Lincoln International Corporation:

On October 30, 2000 the Board of Directors of Lincoln International Corporation approved a Plan of Merger whereby Accounting USA, Inc., a Nevada corporation operating out of Louisville, Kentucky of which Lincoln International Corporation owns Seventy-five (75%), would be merged with and into Lincoln International Corporation. Accounting USA, Inc. would continue to do business under the name Accounting USA, Inc. Mr. Brian McDonald, President, under the Plan of Merger, would receive 600 shares of Lincoln International Corporation stock in exchange for his 25% ownership of Accounting USA, Inc. As part of the transaction, Mr. Brian McDonald would be given an option for an additional 200 shares of Lincoln International Corporation common stock as part of an employment contract to be negotiated subsequent to the merger being effected. The following Resolution was adopted by the Lincoln International Corporation Board of Directors on October 30, 2000.

WHEREAS Lincoln International Corporation (the "corporation") owns seventy-five percent (75%) of Accounting USA, Inc.; and

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

Acquisition Of Assets Of Vena Marks And Associates, LLC:

On October 30, 2000 the Board of Directors of Lincoln International Corporation unanimously approved the acquisition of the assets of Vena Marks & Associates, LLC, a Louisville, Kentucky bookkeeping operation having approximately $260,000 in annual billings and servicing approximately 30 clients. The approved purchase price of the assets of Vena Marks & Associates, LLC was One Hundred Eighty Thousand Dollars ($180,000) with One Hundred Thousand Dollars ($100,000) payable in cash and the balance payable with 200 shares of Lincoln International Corporation Common Stock. The purchase price of Vena Marks & Associates, LLC assets equates to approximately seventy-five cents ($.75) for each dollar in revenue. The employees of Vena Marks & Associates, LLC would be terminated and then re-hired by Accounting USA, Inc. for a trial period. On November 2, 2000 acquisition by Lincoln International Corporation of the assets of Vena Marks & Associates, LLC was completed, and the employees of Vena Marks & Associates, LLC were hired by Accounting USA, Inc. Bookkeeping and payroll clients of Vena Marks & Associates, LLC will provide the opportunity to cross sell Accounting USA, Inc.'s bookkeeping services to payroll clients and the opportunity for management to evaluate acquisition as a way of future growth for Accounting USA, Inc.

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

                        LINCOLN INTERNATONAL CORPORATION


                        By:/s/LEE SISNEY
                           ----------------------------
                              Lee Sisney, President


                        By:/s/RICHARD J. FROCKT
                           ----------------------------
                           Richard J. Frockt, Treasurer

Dated this 11th day of June, 2001