Form 10-K/A
period 2000-07-31
LINCOLN INTERNATIONAL CORP
filed 2001-06-13
CIK 59544

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                   FORM 10-K/A


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

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2 1/2 years. Under a Merger Agreement, Accounting Outsource Solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc. which was incorporated in the State of Nevada on September 30, 1999. As of July 31, 2000 Lincoln International Corporation had advanced $900,000 of its 1.5 million dollar investment commitment in the newly formed Accounting USA, Inc. Two of the Directors of Lincoln International Corporation (Thurman L. Sisney and Richard J. Frockt) serve as two of the three Directors of Accounting USA, Inc. along with the third Director, Mr. Brian McDonald. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including a client in Columbus, Ohio and one in the State of Vermont. Accounting USA, Inc. has developed and provides internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc.'s core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

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

EMPLOYEES:

         As of July 31, 2000, LINCOLN employed one (1) person in an adminis-trative/clerical capacity and Accounting USA, Inc. employed twenty-nine (29) employees.


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

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Stockholder Matters

         (1) There does not exist at the present time any regular market for any common stock of the Registrant.


ITEM 6:  Selected Financial Data



                                                                          Years ending July 31

                                               2000            1999            1998           1997            1996

     Revenues                               692,942         190,050         297,459        292,719         301,629

     Income (loss) before
         extraordinary items               (500,914)      1,474,483         (72,688)      (154,577)        494,735

     Net income (loss)                     (500,914)      1,474,483         (72,688)      (154,577)        494,735

     Earnings (loss) per common share:

         Income (loss) before
              extraordinary items            (62.83)         235.64          (17.16)        (38.71)         122.70

         Net income (loss)                   (62.83)         235.64          (17.16)        (38.71)         122.70

     Cash dividends                               0               0               0              0               0

     Total assets                         3,786,349       3,690,394       1,147,311      1,236,802       1,358,785

     Long-term obligations                   85,511               0         380,205        385,511         387,250

     Gain (loss) on sale of property,
         equipment, and operating
         assets                             (12,884)      2,359,078               0         24,999         715,210


ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The results and the nature of operations for the company changed dramatically from fiscal year 1998 through July 31, 2000. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite trend increasing of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year lease of the operation with Michigan Livestock Exchange in East
Lansing, Michigan, agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and this was subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources if revenue from the property or to develop the portions of the property not required by the livestock auction operations.

         On May 4, 1998, the Board of Directors of the company approved, but put on hold, an Intrastate Stock Offering aimed at raising a minimum of $400,000 to be used for working capital and capital expenditures related to maintaining the property for operations and at the same time, developing warehouses or office rental space on the perimeter of the property. By the end of fiscal 1998, the company had been approached by Home of the Innocents, Inc., a not-for-profit health care provider to special needs children, with an expressed interest in purchasing 5 to 7 acres of the site. The company did not desire to break up the property and thereby diminish its value and the company had serious concerns about environmental issues because of past uses of the property, for example about 6 acres had been used as a railroad bed for many decades. Accordingly, the company later proceeded with an Intrastate Stock Offering which culminated January 4, 1999, raising $597,000 in capital to be used for maintenance and improvements, construction of possible rentable warehouses and/or office/warehouse on the portion of the property not used in the livestock auction operations.

         Notwithstanding the discovery of lead and arsenic in significant amounts on the property as well as asbestos roofing on a significant part of the approximate 16 acres of roofing on that facility, the Home of the Innocents, Inc. purchased the site upon which the auction was located in March 5, 1999 providing $3,377,991 in capital net of expenses. Out of those sale proceeds the first mortgage on the property to Stockyard Bank in the amount of $385,605 was paid off.

         Faced with significant capital gains on the sale proceeds as well as the lost revenue stream from leasing the property, the company sought to purchase professional office rental property under United States Code Section 1031, which allows deferral of capital gains if the sales proceeds are timely reinvested in property. Accordingly, on May 3, 1999 the company purchased a 3,500 square foot office/warehouse at 1180 Capital Way in Louisville, Kentucky. Then on June 18, 1999 the company purchased approximately 44,311 square feet of professional office space in three (3) buildings located at 2200, 2300, and 2211 Greene Way in Louisville, Kentucky. The combined gross revenue from the four pieces of property had the potential to generate gross revenue of $560,694 or $332,488 in revenue net of expenses using historically provided expenses representing 37.77% of gross income. This represented a cash flow larger than existed under leasing the livestock auction business and more than adequate to meet existing obligations and long term obligations, given the company had only one (1) employee and, at that time, no debt.

         The company received a One Million Dollar line of credit, secured by a mortgage against the property located at 2200, 2300, and 2211 Greene Way to be used for property improvement, working capital and expenses related to seeking new opportunities for the company. The acquisitions of commercial real estate by the company resulted in a revenue stream and improved liquidity. They also represent a capital resource, which if subsequently sold, could result in the capital gains from such sale being totally obviated by the company's net operating losses. It was anticipated that the $1,000,000 line of credit could easily be converted to a long term, fixed rate mortgage given the fact that the property purchased for $2,800,000 at 2200, 2211, and 2300 Greene Way had no debt against it other than that represented by the line of credit.

         The company continued looking for other businesses to buy, to merge with or to invest in that would allow the company's assets to be put to work producing on-going revenue.

         After looking at many acquisitions, the company found a business that represented potential for growth and expansion.

         On August  6,  1999 the Board of  Directors  of  Lincoln  approved  the investment of up to 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2-1/2 years. Under a Merger Agreement, Accounting Outsource solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc., which was incorporated in the State of Nevada on September 30, 1999. As of July 31, 2000 Lincoln International Corporation had advanced $900,000 of its 1.5 million dollar investment commitment in the newly formed Accounting USA, Inc. Two of the Directors of Lincoln International Corporation (Thurman L. Sisney and Richard J. Frockt) serve as two of the three Directors of Accounting USA, Inc. along with the third Director, Mr. Brian McDonald. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including a client in Columbus, Ohio and one in the State of Vermont. Accounting USA, Inc. has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc's. core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

         On May 3, 2000 the company sold the 3,500 square foot commercial space located at 11860 Capital Way. The proceeds from the sale of this property, plus cash on hand, plus proceeds from the line of credit were to be the source of the capital to be invested in Accounting USA. It was expected that the rental income from the commercial property the company owns, would be sufficient to meet current obligations, including debt service on the line of credit. It was also expected that a sale of one or more of the buildings would take place in order to pay off the line of credit after it reached the approved $1,000,000 amount.

         In July 2000, Lincoln International Corporation was approached by the Mountain Economic Development Fund ("MEDF") of 201 South Main Street, Winchester, Kentucky 40391 through its Executive Director, Mr. Grant Satterly, requesting financing assistance for Admiralty Boats, Inc., d/b/a Boats Ltd., a Kentucky corporation with its principal office located at 3516 Willow Spring Road, Lexington, Kentucky 40509. MEDF requested a loan in the sum of One Hundred Thousand Dollars ($100,000.00) under a revolving line of credit for Boats, Ltd. to increase their cash flow and allow more favorable purchasing of raw material. Boats, Ltd. is in the business of manufacturing bass fishing boats and sporting boats varying in sizes from 15 feet to 22 feet. MEDF is an affiliate of the Christian Appalachian Project which is well known and reputable in its efforts to retain and/or to create jobs in the Appalachian areas of Kentucky. On July 13, 2000 the company extended a one (1) year revolving line of credit to Boats, Ltd. for One Hundred Thousand Dollars ($100,000). Loan proceeds are to be advanced based upon a pre-determined ninety (90) percent of the manufacturer's cost to manufacture. Lincoln receives a perfected, secured interest in each boat, which security interest is released only upon the sale of each respective boat and upon receipt of one hundred (100) percent of the manufacturer's total cost. Lincoln has the exclusive right to extend the line of credit for an additional one (1) year term.

Net working capital changed from a positive of $347,919 as of July 31, 1999 to a negative of $421,656 as of July 31, 2000 for two (2) primary reasons:

1. The company took out of the million dollar line of credit in September of 1999 to be used primarily as capital infusion into Accounting USA. $500,000 of that line was drawn down and therefore reflected in the current liabilities of the company as of July 31, 2000; and

2. Much of the cash that was available and reported as of July 31, 1999 had been used in the investment in Accounting USA.

         The negative net working capital of $421,656 should not have an adverse effect on the ability to operate the company because one or more of the buildings will be sold to pay off the line of credit, or in the alternative, the line of credit will be replaced by a fixed rate, long term mortgage that will remove the line of credit as a current liability. It is expected that the net revenue from rental of the commercial office space owned by the company will be sufficient, until such time as to a determination can be made about the future profitability or possibilities related to Accounting USA.

         Rental income from the company's commercial property is $36,409.75 per month or $436,914 per year upon execution if the 4,236 square feet lease of Suite 200 in 2300 Greene Way. On a near term basis, rental income plus the sale of one or more of the three (3) commercial office buildings owned by the company should be sufficient to provide the liquidity to meet current obligations. It is expected that the sale of at least one of the buildings and converting the company's line of credit to a fixed rate mortgage will not only provide capital, but also retain rental income sufficient to meet the company's obligations. The long-term liquidity needs of the company are largely predicated upon the success of Accounting USA, a start-up company that will not reach a break-even point until the fall of 2001. Therefore, the ultimate profitability of Accounting USA will dictate, to some extent, the liquidity of the company. Other capital resources will be evaluated on an on-going basis. The sale of real estate raising additional equity capital and the merger or sale of a portion of Accounting USA represent only potential or possible additional sources in the future.


ITEM 8:  Consolidated Financial Statements and Supplementary Data

         The response to this item is contained within a separate section of this report.


ITEM 9:  Changes in and Disagreements with Accountants

         None.

                                    PART III

ITEM 10:

NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS

DIRECTORS                           SINCE          SHARES OWNED AS OF 07/31/2000


Thurman L. Sisney,
President
Director, Age 54                    1994                    2,785

Richard Jay Frockt
Chairman of the Board
Director                            1997                    1,208(1)

Russell R. Roth
Secretary/Treasurer
Director                            1997                      150

Janet Clark Frockt
Director                            1997                    1,207(1)
                                                          -------
Officers & Directors as a group                             5,350

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its Secretary, and Treasurer,
Russell R. Roth, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 11th day of June, 2001.

                                    LINCOLN INTERNATIONAL CORPORATION


                                    By:/s/THURMAN L. SISNEY
                                       -----------------------------------------
                                          Thurman L. Sisney, President

                                    Date:
                                          --------------------------------------



                                    By:/s/RUSSELL R. ROTH
                                       -----------------------------------------
                                          Russell R. Roth, Sec./Treas.

                                    Date:
                                          --------------------------------------


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


               SIGNATURE                                   TITLE

               (1)  Principal Executive Officers

               By:/s/THURMAN L. SISNEY
               -----------------------------
                     Thurman L. Sisney                   President

               By:/s/RICHARD JAY FROCKT
               -----------------------------
                     Richard Jay Frockt                  Chairman of the Board

               By:/s/RUSSELL R. ROTH
               -----------------------------
                     Russell R. Roth                     Secretary/Treasurer

               (2)  Directors

               By:/s/THURMAN L. SISNEY
               -----------------------------
                     Thurman L. Sisney                   Director

               By:/s/RICHARD JAY FROCKT
               -----------------------------
                     Richard Jay Frockt                  Director

               By:/s/JANET CLARK FROCKT
               -----------------------------
                     Janet Clark Frockt                  Director

               By:/s/RUSSELL R. ROTH
               ------------------------------
               Russell R. Roth                           Director

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Lincoln International Corporation as of July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17 to the consolidated financial statements, the Company incorrectly capitalized organization costs. Also, the minority interest was reflected as a debit balance under stockholders' equity in the consolidated balance sheet. As the minority owner has no further commitments to provide capital, the minority interest should have been allocated losses to the extent to bring the interest to zero. The 2000 financial statements have been restated to reflect these changes.




POTTER & COMPANY, LLP
Louisville, Kentucky
October 20, 2000
(except for Note 17, as to which
the date is May 25, 2001)

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




                                                                                                                SCHEDULE II

                                       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            Years ended July 31, 2000, 1999, and 1998

             Column A                      Column B                  Column C                     Column D             Column E
------------------------------------    ----------------   ------------------------------   ----------------------   -------------
                                                                     Additions
                                                           ------------------------------
                                          Balance at        Charged to      Charged to
                                           Beginning        Costs and      Other Accts.         Deductions -          Balance at
            Description                     of Year          Expenses        Describe             Describe           End of Year
------------------------------------    ----------------   -------------   --------------   ----------------------   -------------

Year ended July 31, 2000
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable            $           0     $     8,195     $          0     $          0             $     8,195
                                          =============     ===========     ============     ============             ===========

Year ended July 31, 1999
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable            $           0     $         0     $          0     $          0             $         0
                                          =============     ===========     ============     ============             ===========

Year ended July 31, 1998
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable            $      40,332     $    17,550     $          0     $    (57,882)*           $         0
                                          =============     ===========     ============     ============             ===========



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln
International Corporation as of July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17 to the consolidated financial statements, the Company incorrectly capitalized organization costs. Also, the minority interest was reflected as a debit balance under stockholders' equity in the consolidated balance sheet. As the minority owner has no further commitments to provide capital, the minority interest should have been allocated losses to the extent to bring the interest to zero. The 2000 financial statements have been restated to reflect these changes.




POTTER & COMPANY, LLP
October 20, 2000
(except for Note 17, as to which
the date is May 25, 2001)



                               LINCOLN INTERNATIONAL CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                     July 31, 2000 and 1999


                                          A S S E T S

                                                                      2000               1999
                                                                ---------------    --------------

Current assets:
    Cash and cash equivalents                                   $       86,802     $     396,466
    Accounts receivable, less allowance of
       $8,195 for 2000 and $0 for 1999                                  55,348                 0
    Note receivable                                                     38,023                 0
    Other receivables                                                    6,627             2,500
    Prepaid expenses                                                    50,819                 0
                                                                  -------------      ------------
       Total current assets                                            237,619           398,966
                                                                  -------------      ------------

Net property and equipment                                           3,091,224         3,105,922
                                                                  -------------      ------------

Noncurrent asset:
    Deferred tax asset                                                 457,506           185,506
                                                                  -------------      ------------

       Total assets                                             $    3,786,349     $   3,690,394
                                                                  =============      ============


                                     L I A B I L I T I E S

Current liabilities:
    Line of credit                                              $      500,000     $           0
    Current maturities of long-term debt                                29,640                 0
    Obligation under capital lease                                       3,048                 0
    Accounts payable                                                    78,592            32,297
    Accrued expenses                                                    47,995            18,750
                                                                  -------------      ------------
       Total current liabilities                                       659,275            51,047
                                                                  -------------      ------------

Noncurrent liabilities:
    Long-term debt, less current maturities                             70,784                 0
    Obligation under capital lease                                      14,727                 0
    Deferred tax liability                                             786,517           883,387
                                                                  -------------      ------------
       Total noncurrent liabilities                                    872,028           883,387
                                                                  -------------      ------------

       Total liabilities                                             1,531,303           934,434
                                                                  -------------      ------------

Commitments

                              S T O C K H O L D E R S' E Q U I T Y

Stockholders' equity
    Common stock, no par value, 3,000,000 shares authorized,
       7,972 shares issued and outstanding                           1,879,898         1,879,898
    Retained earnings                                                  375,148           876,062
                                                                  -------------      ------------
       Total stockholders' equity                                    2,255,046         2,755,960
                                                                  -------------      ------------

       Total liabilities and stockholders' equity               $    3,786,349     $   3,690,394
                                                                  =============      ============




                                      LINCOLN INTERNATIONAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Years ended July 31, 2000, 1999, and 1998



                                                              2000              1999              1998
                                                              ---------------   ---------------   ------------

Revenues                                                      $      692,942    $      190,050    $   297,459
                                                                -------------     -------------     ----------

Costs and expenses:
    Cost of revenues                                                 616,216            79,035         64,422
    Operating, general and administrative expenses                   916,673           325,078        276,940
                                                                -------------     -------------     ----------

          Total costs and expenses                                 1,532,889           404,113        341,362
                                                                -------------     -------------     ----------

          Loss from operations                                      (839,947)         (214,063)       (43,903)
                                                                -------------     -------------     ----------

Other income (expense):
    Gain (loss) on sale of property, equipment, and
       operating assets                                              (12,884)        2,359,078              0
    Interest and dividend income                                      18,618            48,606              0
    Miscellaneous income                                                   0             1,355          6,276
    Interest expense                                                 (35,307)          (20,312)       (35,061)
                                                                -------------     -------------     ----------

          Total other income (expense)                               (29,573)        2,388,727        (28,785)
                                                                -------------     -------------     ----------

          Income (loss) before income taxes                         (869,520)        2,174,664        (72,688)

Provision for (benefit from) income taxes                           (368,606)          700,181              0
                                                                -------------     -------------     ----------

          Net income (loss)                                   $     (500,914)   $    1,474,483    $   (72,688)
                                                                =============     =============     ==========

          Net income (loss) per common share                  $       (62.83)   $       235.64    $    (17.16)
                                                                =============     =============     ==========


                      LINCOLN INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended July 31, 2000, 1999, and 1998


                                                  Retained           Total
                                                  Earnings       Stockholders'
                           Common Stock           (Deficit)         Equity
                           ------------           --------       ------------


Balance at July 31, 1997      $ 1,300,019           $(525,733)     $   774,286

Purchase of common stock
    for the treasury              (18,021)                  0          (18,021)

Net loss                                0             (72,688)         (72,688)
                              -----------           ---------      ------------

Balance at July 31, 1998        1,281,998            (598,421)         683,577

Issuance of common stock
    for cash                      597,900                   0          597,900

Net income                              0           1,474,483        1,474,483
                              -----------           ---------      ------------

Balance at July 31, 1999        1,879,898             876,062        2,755,960

Net loss                                0            (500,914)        (500,914)
                              -----------           ---------      ------------

Balance at July 31, 2000      $ 1,879,898          $  375,148      $ 2,255,046
                              ===========          ==========      ===========


                                   LINCOLN INTERNATIONAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended July 31, 2000, 1999, and 1998



                                                                 2000              1999            1998
                                                              -----------   -------------   -------------

Cash flows from operating activities:
    Net income (loss)                                         $ (500,914)    $ 1,474,483      $  (72,688)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation and amortization                          143,263          37,126          40,750
          Allowance for doubtful accounts                          8,195               0          17,550
          (Gain) loss on sale of property, equipment, and
             operating assets                                     12,884      (2,359,078)              0
          Deferred income taxes                                 (368,870)        697,881               0
          (Increase) decrease in:
             Receivables                                        (105,693)          8,411         (18,729)
             Prepaid expenses                                    (50,819)          3,141          (3,141)
          Increase (decrease) in:
             Accounts payable                                     46,295          19,986         (16,282)
             Accrued expenses                                     29,245          (2,809)        (21,409)
             Deferred rent                                             0         (18,810)         18,810
             Deposits                                                  0         (25,000)         25,000
                                                              ----------     -----------      ----------

          Net cash used in operating activities                 (786,414)       (164,669)        (30,139)
                                                              ----------     -----------      ----------

Cash flows from investing activities:
    Proceeds from sale of property, equipment and
       operating assets                                          263,743       3,377,991               0
    Purchase of property and equipment                          (386,349)     (3,119,696)        (12,087)
                                                              ----------     -----------      ----------

          Net cash provided by (used in) investing activities   (122,606)        258,295         (12,087)
                                                              ----------     -----------      ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                             0         597,900               0
    Net proceeds on line of credit                               500,000               0               0
    Proceeds from long-term borrowings                           115,000               0               0
    Principal payments on long-term debt                         (14,574)       (386,054)         (4,900)
    Principal payments on capital lease obligations               (1,070)              0               0
    Purchase of common stock for the treasury                          0               0         (18,021)
                                                              ----------     -----------      ----------

          Net cash provided by (used in) financing activities    599,356         211,846         (22,921)
                                                              ----------     -----------      ----------

          Net increase (decrease) in cash and cash equivalents  (309,664)        305,472         (65,147)

          Cash and cash equivalents at beginning of year         396,466          90,994         156,141
                                                              ----------     -----------      ----------

          Cash and cash equivalents at end of year            $   86,802     $   396,466      $   90,994
                                                              ==========     ===========      ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                    $   34,937     $    20,312      $   35,121
                                                              ==========     ===========      ==========

    Cash paid during the year for income taxes                $    2,300     $         0      $        0
                                                              ==========     ===========      ==========

Supplemental schedule of non-cash investing activities:
    Purchase of equipment under capital lease                 $   18,845     $         0      $        0
                                                              ==========     ===========      ==========


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

The Company has the option to charge interest equal to 10% per annum on the notes if they are not repaid 120 days from the date funds are disbursed.

As of July 31, 2000, the Company has disbursed $37,400 on the master loan agreement, leaving $62,600 available to draw.

The note receivable balance at July 31, 2000 is as follows:

     Company funds disbursed          $    37,400
     Interest receivable                      623
                                       ----------
         Total                        $    38,023
                                       ==========
NOTE 3 - OTHER RECEIVABLES

Other receivables consist of the following:

                                         2000            1999
                                      ----------      -------------

     Due from officer                 $  6,149         $       0
     Refundable deposits                   478             2,500
                                      --------         ---------
         Total                        $  6,627         $   2,500
                                      ========         =========

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
                                                       ========        ========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            2000          1999
                                                         ----------   ----------

     Land                                                $  281,804   $  310,054
     Building                                             2,572,321    2,790,483
     Office and computer equipment                          385,712       50,940
     Leasehold improvements                                   2,800        2,800
                                                         ----------   ----------
                                                          3,242,637    3,154,277
     Less accumulated depreciation and amortization         167,117       48,355
                                                         ----------   ----------
                                                          3,075,520    3,105,922
     Equipment held under capital lease,
         net of accumulated amortization                     15,704            0
                                                         ----------   ----------

     Net property and equipment                          $3,091,224   $3,105,922
                                                         ==========   ==========

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

NOTE 6 - LINE OF CREDIT

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

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 7 - LONG-TERM DEBT
                                                        2000             1999
                                                    ------------     -----------
     Term note payable, interest at 8.75%,
     monthly payments of $3,105, including
     principal and interest, due October 2004,
     $33,492 available to be drawn.                 $    100,424     $         0

     Less current maturities                              29,640               0
                                                    ------------     -----------
           Total                                    $     70,784     $         0
                                                    ============     ===========

As of July 31, 2000, the annual maturities required on the term note payable are as follows:

     Year ending July 31:
            2001                                                  $  29,640
            2002                                                     32,340
            2003                                                     35,286
            2004                                                      3,158
                                                                  ---------
           Total                                                  $ 100,424
                                                                  =========

NOTE 8 - CAPITAL LEASE

The following is an analysis of the property under capital leases:

                                            2000             1999
                                       -------------     -------------

     Office and computer equipment     $      18,845     $           0
     Less accumulated amortization             3,141                 0
                                        ------------      ------------
           Total                       $      15,704     $           0
                                        ============      ============

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2000:

     Year ending July 31:

            2001                                                 $    5,142
            2002                                                      5,142
            2003                                                      5,142
            2004                                                      5,142
            2005                                                      3,000
                                                                 ----------

           Net minimum lease payments                                23,568
           Less amount representing interest                          5,793
                                                                 ----------
           Present value of net minimum lease payments           $   17,775
                                                                 ==========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                    2000       1999
                                                  -------    -------

 Accrued payroll and payroll taxes                $27,529    $     0
 Accrued property taxes                            17,820     14,437
 Other                                              2,646      4,313
                                                  -------    -------
                           Total                  $47,995    $18,750
                                                  =======    =======

NOTE 10 - INCOME TAXES

A deferred tax asset has been recognized for operating loss carryovers that are available to offset future income taxes. In addition, a deferred tax asset has been recognized for the loss incurred by an unconsolidated subsidiary which will be recognized when the unconsolidated subsidiary is profitable or in the event the unconsolidated subsidiary is liquidated.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property for income tax purposes.

The net deferred tax liability in the balance sheet consists of the following:

                                                    2000          1999
                                               ------------     ---------

          Deferred tax asset                   $    457,506     $ 185,506
          Deferred tax liability                   (786,517)     (883,387)
                                               ------------     ---------

          Net deferred tax liability           $   (329,011)    $(697,881)
                                               ============     =========

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
                                              =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998


NOTE 10 - INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

                                     2000             1999              1998
                                  ----------       ----------        ----------

Federal income taxes             $     1,764       $   18,719       $        0
State and local income taxes             735            7,708                0
Deferred taxes                      (368,870)         697,881                0
Tax benefit of net operating
   loss carryforward                  (2,235)         (24,127)               0
                                  ----------        ---------         --------

         Total                   $  (368,606)      $  700,181       $        0
                                  ==========        =========        =========


Deferred income taxes on difference between tax and financial accounting for:

                                          2000            1999           1998
                                       ----------      ----------     ----------

Depreciation                          $   (96,870)     $  883,387      $       0
Net deferred costs                         (5,776)              0              0
Net operating loss carryforward            (1,663)       (185,506)             0
Loss on unconsolidated subsidiary        (264,561)              0              0
                                        ---------        --------      ---------

         Total                        $  (368,870)     $  697,881      $       0
                                       ==========       =========      =========

For financial statement purposes, the loss of the subsidiary is included in the operations of the Company. The loss of the subsidiary is not included on the parent company's tax return, as the subsidiary files separate income tax returns for federal and state purposes.

NOTE 11 - LEASE COMMITMENTS

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



NOTE 12 - LEASE OF PROPERTY AND EQUIPMENT

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

The minimum future rentals to be received on the leases at July 31, 2000 are as follows:

        Year ending July 31:

                2001                                 $    342,962
                2002                                      346,750
                2003                                      159,748
                2004                                       22,104
                2005                                       22,104
                Thereafter                                 71,838
                                                     ------------

                        Total                        $    965,506
                                                     ============

NOTE 13 - MAJOR BUSINESS SEGMENTS

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



                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 13 - MAJOR BUSINESS SEGMENTS (CONTINUED)

                                                                   2000               1999            1998
                                                                -----------       -----------      -----------
Revenues:
           Rental                                               $   375,312       $   190,050      $   297,459
           Bookkeeping                                              347,155                 0                0
                                                                -----------       -----------      -----------

                Total                                           $   722,467       $   190,050      $   297,459
                                                                ===========       ===========      ===========

Costs and expenses:
        Cost of revenues
           Rental                                               $   223,452       $    79,035      $    64,422
           Bookkeeping                                              398,417                 0                0
                                                                -----------       -----------      -----------
                Total                                               621,869            79,035           64,422
                                                                -----------       -----------      -----------

        Operating, general and administrative expenses
           Rental                                                   349,919           325,078          276,940
           Bookkeeping                                              590,626                 0                0
                                                                -----------       -----------      -----------
                Total                                               940,545           325,078          276,940
                                                                -----------       -----------      -----------

        Total costs and expenses                                  1,562,414           404,113          341,362
                                                                -----------       -----------      -----------

    Loss from operations                                           (839,947)         (214,063)         (43,903)

Interest income                                                      18,618            48,606                0
Non-operating income                                                      0         2,360,433            6,276
Non-operating expense                                               (12,884)                0                0
Interest expense                                                    (35,307)          (20,312)         (35,061)
                                                                -----------       -----------      -----------

    Gain (loss) before income taxes                             $  (869,520)      $ 2,174,664      $   (72,688)
                                                                ===========       ===========      ===========

Total assets:
           Rental                                               $ 3,339,876       $ 3,690,394      $ 1,147,311
           Bookkeeping                                              459,354                 0                0
                                                                -----------       -----------      -----------

                Total                                           $ 3,799,230       $ 3,690,394      $ 1,147,311
                                                                ===========       ===========      ===========

Capital expenditures:
           Rental                                               $    38,383       $ 3,119,696      $    12,087
           Bookkeeping                                              366,811                 0                0
                                                                -----------       -----------      -----------

                Total                                           $   405,194       $ 3,119,696      $    12,087
                                                                ===========       ===========      ===========

Depreciation and amortization:
           Rental                                               $    76,073       $    37,126      $    40,750
           Bookkeeping                                               67,190                 0                0
                                                                -----------       -----------      -----------

                Total                                           $   143,263       $    37,126      $    40,750
                                                                ===========       ===========      ===========


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998



NOTE 13 - MAJOR BUSINESS SEGMENTS (CONTINUED)

The following is a reconciliation of reportable segment revenues, profit or loss and assets as of and for the year ending July 31, 2000.

REVENUES
Total revenue from reportable segments                      $   722,467
Elimination of intersegment revenues                            (29,525)
                                                            -----------
        Total consolidated revenues                         $   692,942
                                                            ===========

COSTS AND EXPENSES
Total costs and expenses from reportable segments           $ 1,562,414
Elimination of intersegment costs and expenses                  (29,525)
                                                            -----------
        Total consolidated costs and expenses               $ 1,532,889
                                                            ===========

ASSETS
Total assets for reportable segments                        $ 3,799,230
Elimination of intersegment receivables                         (12,881)
                                                            -----------
        Total consolidated assets                           $ 3,786,349
                                                            ===========

No reconciliation is required as of July 31, 1999 and 1998 as only one business segment existed at that time.

NOTE 14 - CONCENTRATION OF CREDIT RISK

The Company maintains cash accounts in commercial banks located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Company has an uninsured amount of $168,793 outstanding at July 31, 2000.

NOTE 15 - CAPITAL STOCK

During fiscal 1999, the Company issued an aggregrate 3,986 shares of common stock to stockholders residing in the state of Kentucky. One option to acquire an additional share at $150 in the first year, $160 in the second year or $170 in the third year after the issue was attached to each share issued.

NOTE 16 - COMMITMENTS

The Company has entered into an agreement with a company to find tenants for its rental buildings. At the time of the lease agreement, the Company is to pay a leasing commission equal to 6% of total rental income under the lease. As of July 31, 2000 the Company had commitments of $20,090 for leasing commissions dependent on lease renewals.

NOTE 17 - CORRECTION OF AN ERROR

In the financial statements previously issued, organization costs of $16,780 were capitalized and $2,797 of amortization expense was deducted. The $16,780 should have been expensed as incurred.

Also in the financial statements previously issued, the minority interest was reflected as in a deficit position due to the subsidiary's losses. As the minority owner had no commitment to provide additional capital, the minority interest should have been limited to losses to bring the investment to zero.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2000, 1999, and 1998


NOTE 17 - CORRECTION OF AN ERROR (CONTINUED)

The financial statements have been restated to reflect these changes.