Form 10-Q/A
period 2001-01-31
LINCOLN INTERNATIONAL CORP
filed 2001-06-13
CIK 59544

Form 10-Q/A

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended January 31, 2001                Commission file No. 0-0767


                        LINCOLN INTERNATIONAL CORPORATION

             (Exact Name of Registrant as specified in its charter)

Kentucky                                                         61-0575092
(State of other Jurisdiction                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

2300 Greene Way, Suite 201                                        40220
Louisville, Kentucky                                            (Zip Code)
(Address or principal executive offices)

(Registrants Telephone Number, Including Area Code)  (502) 671-0010

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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                      PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Consolidated Balance Sheets as of January 31, 2001
              and July 31, 2000                                         3

          Consolidated Statements of Operations for the quarters
              ended January 31, 2001 and January 31, 2000               4

          Consolidated Statements of Operations for the
              year-to-date periods ended January 31, 2001
              and January 31, 2000                                      5

          Consolidated Statements of Cash Flows for the
              year-to-date periods ended January 31, 2001
              and January 31, 2000                                    6 - 7

          Notes to the Consolidated Financial Statements              8 - 9

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     10 - 15

Part II: Other Information

     Item 6                                                            16

     Signature                                                         17




                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
                                                                    1/31/01               7/31/00
                                                                   ----------           ----------

                                     ASSETS
Current assets:
   Cash                                                            $  463,016           $   86,802
   Accounts receivable                                                 63,893               55,348
   Note receivable                                                     89,258               38,023
   Other receivables                                                  257,930                6,627
   Prepaid expenses                                                    43,649               50,819
                                                                   ----------           ----------
             Total current assets                                     917,746              237,619
                                                                   ----------           ----------
Net property, plant and equipment                                   2,122,406            3,091,224
                                                                   ----------           ----------
Noncurrent assets:
   Investment in Winebrenner Capital Partners, LLC                    250,000                    0
   Goodwill, net                                                      198,050                    0
   Deferred tax asset                                                 512,128              457,506
                                                                   ----------           ----------
             Total noncurrent assets                                  960,178              457,506
                                                                   ----------           ----------
Total assets                                                       $4,000,330           $3,786,349
                                                                   ==========           ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                  $        0           $  500,000
   Current maturities of long-term debt                                45,869               29,640
   Obligation under capital lease                                       3,248                3,048
   Accounts payable                                                    70,917               78,592
   Accrued expenses                                                    66,511               47,995
                                                                   ----------           ----------
             Total current liabilities                                186,545              659,275
                                                                   ----------           ----------

Noncurrent liabilities:
   Long-term debt, less current maturities                          1,040,174               70,784
   Obligation under capital lease                                      12,233               14,727
   Deferred tax liability                                             534,217              786,517
                                                                   ----------           ----------
             Total noncurrent liabilities                           1,586,624              872,028
                                                                   ----------           ----------
             Total liabilities                                      1,773,169            1,531,303
                                                                   ----------           ----------


Stockholders' equity
   Common stock, no par value, 3,000,000 shares
     authorized, 8,787 issued and outstanding
     (7,972 at 07/31/00)                                            1,993,998            1,879,898
   Retained earnings                                                  233,163              375,148
                                                                   ----------           ----------
             Total stockholders' equity                             2,227,161            2,255,046
                                                                   ----------           ----------
             Total liabilities and stockholders' equity            $4,000,330           $3,786,349
                                                                   ==========           ==========


The accompanying notes are an integral part of the Consolidated Financial Statements.


                                        3


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JANUARY 31
                                   (UNAUDITED)

                                                       1/31/01        1/31/00
                                                      ---------      ---------

Revenues                                              $ 284,141      $ 189,434
                                                      ---------      ---------

Costs and expenses:
   Cost of revenues                                     120,734         98,806
   Operating, general and administrative expenses       399,648        305,857
                                                      ---------      ---------
              Total costs and expenses                  520,382        404,663
                                                      ---------      ---------
              Loss from operations                     (236,241)      (215,229)
                                                      ---------      ---------
Other income (expense):
   Gain on sale of property                              95,325              0
   Interest income                                       16,680              0
   Miscellaneous                                              0         (2,975)
   Interest expense                                     (30,751)        (4,554)
                                                      ---------      ---------
              Total other income (expense)               81,254         (7,529)
                                                      ---------      ---------
              Income (loss) before income taxes        (154,987)      (222,758)

Benefit from income taxes                              (195,000)       (17,498)
                                                      ---------      ---------
              Net income (loss)                       $  40,013      $(205,260)
                                                      =========      =========
              Net income (loss) per common share      $    4.55      $  (25.75)
                                                      =========      =========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                        1/31/01        1/31/00
                                                      ----------      ---------

Revenues                                              $  509,123      $ 306,608
                                                      ----------      ---------


Costs and expenses:
   Cost of revenues                                      467,521        190,377
   Operating, general and administrative expenses        557,391        419,197
                                                      ----------      ---------
              Total costs and expenses                 1,024,912        609,574
                                                      ----------      ---------
              Loss from operations                      (515,789)      (302,966)
                                                      ----------      ---------
Other income (expense):
   Gain on sale of property                               95,325              0
   Interest income                                        16,680              0
   Miscellaneous                                               0            335
   Interest expense                                      (45,387)           (55)
                                                      ----------      ---------
              Total other income (expense)                66,618            280
                                                      ----------      ---------
              Loss before income taxes                  (449,171)      (302,686)

Benefit from income taxes                               (307,186)       (38,540)
                                                      ----------      ---------
              Net loss                                $ (141,985)     $(264,146)
                                                      ==========      =========
              Net loss per common share               $   (16.16)     $  (33.13)
                                                      ==========      =========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED TO JANUARY 31
                                   (Unaudited)


                                                       1/31/01         1/31/00
                                                     ----------      -----------
Cash flows from operating activities:
   Net income (loss)                                 $ (141,985)     $ (264,146)
   Adjustments to reconcile net income
        to net cash used in operating activities
        Depreciation                                     75,374          48,347
        Stock issued                                      2,100               0
        Amortization                                      8,950               0
        Gain on sale of property                         95,325               0
        Deferred taxes                                 (306,922)              0
        (Increase) decrease in:
           Accounts receivable                           (8,545)              0
           Other receivables                           (302,538)        (42,605)
           Prepaid expenses                               7,170         (73,320)
        Increase (decrease) in:
           Accounts payable                              (7,675)         25,426
           Accrued expenses                              18,516         (44,980)
                                                     ----------      -----------
        Net cash used in operating activities          (560,230)       (351,278)
                                                     ----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                    (6,505)       (176,904)
   Proceeds from sale of property and equipment         809,624               0
   Purchase of Vena Marks & Associates, LLC            (100,000)              0
   Purchase of Investment in Winebrenner Capital
      Partners, LLC                                    (250,000)              0
                                                     ----------      -----------
        Net cash provided by (used in) investing
           activities                                   453,119        (176,904)
                                                     ----------      -----------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                                                         2001           2000
                                                      ----------     ---------
Cash flows from financing activities:
   Net borrowings under
      line of credit                                     500,000       300,000
   Principal payments on capital lease obligation         (2,294)            0
   Principal payments on long-term debt                  (14,381)      (28,440)
                                                      ----------     ---------
        Net cash provided by financing activities        483,325       271,560
                                                      ----------     ---------
        Net increase (decrease) in cash                  376,214      (256,622)

        Cash at beginning of the year                     86,802       405,984
                                                      ----------     ---------
        Cash at end of period                         $  463,016     $ 149,362
                                                      ==========     =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $   45,387     $       0
                                                      ==========     =========
   Acquistion of Vena Marks & Associates, LLC
        Assets acquired:
           Property and equipment                     $    5,000     $       0
           Goodwill                                      123,000             0
                                                      ----------     ---------
                                                      $  128,000     $
                                                      ==========     =========
        Payment for assets acquired
           Cash paid at closing                       $  100,000     $       0
           Stock issued                                   28,000             0
                                                      ----------     ---------
                                                      $  128,000     $       0
                                                      ==========     =========
   Acquistion of Minority Interest
        Assets acquired:
           Goodwill                                   $   84,000     $       0
                                                      ==========     =========
        Payment for assets acquired
           Stock issued                               $   84,000     $       0
                                                      ==========     =========
Supplemental schedule of noncash financing activities:

        Debt paid by refinancing                      $1,000,000     $       0
                                                      ==========     =========

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

The following is a schedule of future maturities on the note payable as of January 31, 2001:

          Period ended January 31:
                     2002                      $    17,595
                     2003                           20,719
                     2004                           22,628
                     2005                           24,470
                     2006                           26,970
                     Later                         887,618
                                               -----------
                       Total                   $ 1,000,000
                                               ===========

NOTE 3 - PURCHASE OF MINORITY INTEREST

On December 1, 2000, Lincoln International Corporation merged with Accounting USA, Inc., of which Lincoln International Corporation owned 75%. In exchange for the remaining 25%, the minority interest was given 600 shares of Lincoln International Corporation common stock valued at $84,000.

The purchase of the minority interest was accounted for by the purchase method. Goodwill of $84,000 has been reflected in the balance sheet. The Company expects to benefit from the goodwill acquired in this transaction over a period of 5 years and is amortizing the amount recorded using the straight-line method over that period.

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

Proforma financial information as though the companies had been combined from beginning of periods:

                                                8/1/00-1/31/01    8/1/99-1/31/00

    Revenue                                        $ 632,038       $ 411,114
                                                   =========       =========

    Income (loss) before extraordinary items        (166,445)       (229,182)
                                                   =========       =========

    Income (loss) before extraordinary items
      per share                                    $  (18.94)      $  (28.75)
                                                   =========       =========

    Net income (loss)                              $(166,445)      $(229,182)
                                                   =========       =========

    Net income (loss) per share                    $  (18.94)      $  (28.75)
                                                   =========       =========

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


         The results and the nature of operations for the company changed dramatically from 1998 through January 31, 2001. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite trend increasing of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year lease of the operation with Michigan Livestock Exchange in East
Lansing, Michigan, agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and this was subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources if revenue from the property or to develop the portions of the property not required by the livestock auction operations.

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

                       LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


         Faced with significant capital gains on the sale proceeds as well as the lost revenue stream from leasing the property, the company sought to purchase professional office rental property under United States Code Section 1031, which allows deferral of capital gains if the sales proceeds are timely reinvested in property. Accordingly, on May 3, 1999 the company purchased a 3,500 square foot office/warehouse at 11860 Capital Way in Louisville, Kentucky. Then on June 18, 1999 the company purchased approximately 44,311 square feet of professional office space in three (3) buildings located at 2200, 2300, and 2211 Greene Way in Louisville, Kentucky. The combined gross revenue from the four pieces of property had the potential to generate gross revenue of $560,694 or $332,488 in revenue net of expenses using historically provided expenses representing 37.77% of gross income. This represented a cash flow larger than existed under leasing the livestock auction business and more than adequate to meet existing obligations and long term obligations, given the company had only one (1) employee and, at that time, no debt.

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

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of up to 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2-1/2 years. Under a Merger Agreement, Accounting Outsource solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc., which was incorporated in the State of Nevada on September 30, 1999. As of July 31, 2000 Lincoln International Corporation had advanced $1,390,000 of its 1.5 million dollar investment commitment in the newly formed Accounting USA, Inc. Two of the Directors of Lincoln International Corporation (Thurman L. Sisney and Richard J. Frockt) serve as two of the three Directors of Accounting USA, Inc. along with the third Director, Mr. Brian McDonald. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including a client in Columbus, Ohio and one in the State of Vermont. Accounting USA, Inc. has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc's. core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

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

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


         Acquisition or Disposition of Assets: The company disposed of real estate and improvements otherwise than in the ordinary course of business on January 31, 2001:

         On October 31, 2000 the Board of Directors of the company approved the sale of real estate located at 2300 Greene Way in Louisville, Kentucky. The company received an offer to purchase 2300 Greene Way from Winebrenner Capital Partners, LLC subject to normal conditions and contingencies such as effecting suitable financing and acceptable environmental reports. The real estate includes "Class B" professional office space of Twelve Thousand Five Hundred (12,500) square feet purchased by the company on June 19, 1999. The company received One Million Sixty-two Thousand Five Hundred Dollars ($1,062,500) in consideration for the sale. The purchase price was arrived at by using Eighty-Five Dollars ($85.00) per square foot. The building is nine (9) years old. The purchaser was Winebrenner Capital Partners, LLC, a Kentucky limited liability company, with an address of 2300 Greene Way, Suite 200, Louisville, Jefferson County, Kentucky 40220. Winebrenner Capital Partners, LLC had been the only tenant in the company's building in over a year. There exists no material relationship between the company, any director or officer of the company, or any associate of any such director or officer.

         As part of the consideration for the transaction, Lincoln International Corporation received Two Hundred Fifty Thousand Dollars ($250,000) of stock in Winebrenner Capital Partners, LLC which is being offered under an intrastate offering at Five Dollars ($5.00) per share and representing one percent (1%) of the company. The balance of the sales price totaled $812,500 and was paid in cash. Winebrenner Capital Partners, LLC, a Kentucky limited liability company formed in 1999, is an investment banking firm specializing in assisting small to medium-sized businesses obtain capital in the public market, performing advisory services and organizing private equity placements. The offering provides for a maximum of 1,000,000 common shares sold in units of 5,000 shares at Twenty-five Thousand Dollars ($25,000) per unit. The primary business of the company will be to provide businesses with a cost effective, expedient, and efficient means of raising capital in the public markets through the use of Internet technology. Through the company's website, the investing public will have access to initial public offerings ("IPO's") that would probably not be available to them in a traditional IPO. In addition to the Fifty Thousand (50,000) shares, the company received a Warrant to purchase another Fifty Thousand (50,000) shares within a three (3) year period at Five Dollars ($5.00) per share.

         Concurrent with the sale of 2300 Greene Way, the company restructured its debt, by converting a line of credit upon which was owed One Million One Hundred Fifty Thousand Dollars ($1,150,000) with Commonwealth Bank & Trust Company, 1500 Shelbyville Road, Louisville, Kentucky 40243 into a fixed rate Mortgage bearing interest at 8.73% for One Million Dollars, and secured the debt with a first mortgage on the two buildings located at 2200 Greene Way and 2211 Greene Way, both in the immediate proximity of the real estate having been sold. The proceeds from the sale of 2300 Greene Way were used to pay off the amounts owed on the line of credit after converting One Million Dollars ($1,000,000) from the line of credit to a fixed rate mortgage. The balance of the proceeds will be retained and invested or used in operations and/or other needs or obligations of the company. A real estate commission of Twenty-Six Thousand Five Hundred Sixty-Two Dollars and Fifty Cents ($26,562.50) was paid to

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


Grubb & Ellis/Commercial Kentucky, Inc. pursuant to an exclusive sale/leasing real estate contract.

      Effective November 1, 2000, the Company acquired some assets and the client listing of Vena Marks & Associates, LLC. The Company paid $100,000 to the former owner and issued 200 shares of common stock of Lincoln International Corporation valued at $28,000. Vena Marks & Associates, LLC was a locally operated bookkeeping and payroll service.

      On  December  1,  2000,  Lincoln  International  Corporation  merged  with
Accounting USA, Inc., of which Lincoln International Corporation owned 75%. In exchange for the remaining 25%, the minority interest was given 600 shares of Lincoln International Corporation common stock valued at $84,000.

      Net working capital increased approximately $1,152,857 from July 31, 2000 to January 31, 2001 due largely in part to the disposition of the real estate located at 2300 Greene Way. A portion of the cash proceeds were used to pay down the line of credit, leaving additional cash for use in operations. Also, the line of credit was converted into a fixed rate mortgage bearing interest at 8.73%.

         Rental income from the company's commercial property is $36,409.75 per month or $436,914 per year upon execution if the 4,236 square feet lease of Suite 200 in 2300 Greene Way. On a near term basis, rental income plus the sale of one or more of the two (2) commercial office buildings owned by the company should be sufficient to provide the liquidity to meet current obligations. The long-term liquidity needs of the company are largely predicated upon the success of Accounting USA, a start-up company that will not reach a break-even point until the fall of 2001. Therefore, the ultimate profitability of Accounting USA will dictate, to some extent, the liquidity of the company. Other capital resources will be evaluated on an on-going basis. The sale of real estate raising additional equity capital and the merger or sale of a portion of Accounting USA represent only potential or possible additional sources in the future.

         Litigation Report: On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individual Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion and allowed Terry Kennedy to be substituted as a plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their motion to amend the complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(b)(6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs' Amended Complaint.

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2001


The Court's dismissal of Count X of the Complaint validated the reverse split of the company completed on April 5, 1998. In its decision the Court noted that "the issue is not whether a plaintiff will ultimately prevail but whether the plaintiff is entitled to offer evidence to support the claims". Subsequent to the Court's Order, the company answered the Complaint denying any and all allegations of impropriety. On Wednesday, February 21, 2001, the company began taking the deposition of the plaintiffs prior to responding to Plaintiffs' Motion to Certify the action as a Class Action. On February 16, 2001, a scheduling conference was held in the United States District Court in which the parties were given until October 2001 to complete discovery. Counsel for the corporation gives little merit to the Complaint or causes of actions raised by the Plaintiffs.

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

                                            LINCOLN INTERNATONAL CORPORATION


                                            By:/s/THURMAN L. SISNEY
                                               -------------------------------
                                                  Thurman L. Sisney, President


                                            By:/s/BRIAN MCDONALD
                                               -------------------------------
                                                  Brian McDonald, Secretary

Dated this 11th day of June, 2001