Form 10-Q
period 2001-04-30
LINCOLN INTERNATIONAL CORP
filed 2001-06-14
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.

                                  ------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  ------------


For  the   Quarter   ended  April  30,  2001          Commission file No. 0-0767


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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Consolidated Balance Sheets as of April 30, 2001
              and July 31, 2000                                              3

          Consolidated Statements of Operations for the quarters
              ended April 30, 2001 and April 30, 2000                        4

          Consolidated Statements of Operations for the
              year-to-date periods ended April 30, 2001
              and April 30, 2000                                             5

          Consolidated Statements of Cash Flows for the
              year-to-date periods ended April 30, 2001
              and April 30, 2000                                           6 - 7

          Notes to the Consolidated Financial Statements                     8

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9 - 15

Part II: Other Information

     Item 6                                                                 16

     Signature                                                              17

                        LINCOLN INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                 (Unaudited)
                                                                   4/30/01              7/31/00
                                                                 -----------          -----------
                                     ASSETS
Current assets:
   Cash                                                          $   482,063          $    86,802
   Accounts receivable                                                95,488               55,348
   Note receivable                                                    85,245               38,023
   Other receivables                                                  11,348                6,627
   Prepaid expenses                                                   37,379               50,819
                                                                 -----------          -----------
             Total current assets                                    711,523              237,619
                                                                 -----------          -----------

Net property, plant and equipment                                  2,097,002            3,091,224
                                                                 -----------          -----------

Noncurrent assets:
   Investment in Winebrenner Capital Partners, LLC                   250,000                    0
   Goodwill, net                                                     187,700                    0
   Deferred tax asset                                                524,302              457,506
                                                                 -----------          -----------
             Total noncurrent assets                                 962,002              457,506
                                                                 -----------          -----------

             Total assets                                        $ 3,770,527          $ 3,786,349
                                                                 ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                $         0          $   500,000
   Current maturities of long-term debt                               46,109               29,640
   Obligation under capital lease                                      3,806                3,048
   Accounts payable                                                   44,448               78,592
   Accrued expenses                                                   21,019               47,995
                                                                 -----------          -----------
             Total current liabilities                               115,382              659,275
                                                                 -----------          -----------

Noncurrent liabilities:
   Long-term debt, less current maturities                         1,055,400               70,784
   Obligation under capital lease                                      9,813               14,727
   Deferred tax liability                                            536,288              786,517
                                                                 -----------          -----------
             Total noncurrent liabilities                          1,601,501              872,028
                                                                 -----------          -----------

             Total liabilities                                     1,716,883            1,531,303
                                                                 -----------          -----------

Stockholders' equity
   Common stock, no par value, 3,000,000 shares
     authorized, 8,787 issued and outstanding
     (7,972 at 07/31/00)                                           1,993,998            1,879,898
   Retained earnings                                                  59,646             375,148
                                                                 -----------          -----------

             Total stockholders' equity                            2,053,644            2,255,046
                                                                 -----------          -----------

             Total liabilities and stockholders' equity          $ 3,770,527          $ 3,786,349
                                                                 ===========          ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE QUARTER ENDED APRIL 30
                                   (UNAUDITED)

                                                                    4/30/01              4/30/00
                                                                 -----------          -----------

Revenues                                                         $   325,717          $   196,449
                                                                 -----------          -----------
Costs and expenses:
   Cost of revenues                                                  260,941              139,168
   Operating, general and administrative expenses                    245,322              340,654
                                                                 -----------          -----------

              Total costs and expenses                               506,263              479,822
                                                                 -----------          -----------

              Loss from operations                                  (180,546)            (283,373)
                                                                 -----------          -----------

Other income (expense):
   Gain on sale of property                                                0                    0
   Interest income                                                    14,758                    0
   Miscellaneous                                                           0                 (293)
   Interest expense                                                  (17,832)              (6,836)
                                                                 -----------          -----------

              Total other income (expense)                            (3,074)              (7,129)
                                                                 -----------          -----------

              Loss before income taxes                              (183,620)            (290,502)

Benefit from income taxes                                            (10,103)            (106,349)
                                                                 -----------          -----------

              Net loss                                           $  (173,517)         $  (184,153)
                                                                 ===========          ===========

              Net loss per common share                          $    (19.75)         $    (23.10)
                                                                 ===========          ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED APRIL 30
                                   (UNAUDITED)

                                                                    4/30/01              4/30/00
                                                                 -----------          -----------

Revenues                                                         $   834,840          $   503,057
                                                                 -----------          -----------
Costs and expenses:
   Cost of revenues                                                  728,462              450,155
   Operating, general and administrative expenses                    802,713              639,241
                                                                 -----------          -----------
              Total costs and expenses                             1,531,175            1,089,396
                                                                 -----------          -----------
              Loss from operations                                  (696,335)            (586,339)
                                                                 -----------          -----------
Other income (expense):
   Gain on sale of property                                           95,325                    0
   Interest income                                                    31,438                    0
   Miscellaneous                                                           0                  (68)
   Interest expense                                                  (63,219)              (6,781)
                                                                 -----------          -----------
              Total other income (expense)                            63,544               (6,849)
                                                                 -----------          -----------
              Loss before income taxes                              (632,791)            (593,188)

Benefit from income taxes                                           (317,289)            (144,889)
                                                                 -----------          -----------

              Net loss                                           $  (315,502)         $  (448,299)
                                                                 ===========          ===========
              Net loss per common share                          $    (35.91)         $    (56.23)
                                                                 ===========          ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED TO APRIL 30
                                   (Unaudited)

                                                                    4/30/01              4/30/00
                                                                 -----------          -----------
Cash flows from operating activities:
   Net loss                                                      $  (315,502)         $  (448,299)
   Adjustments to reconcile net income
        to net cash used in operating activities
        Depreciation                                                 106,002               87,083
        Stock issued                                                   2,100                    0
        Amortization                                                  19,300                    0
        Gain on sale of property                                      95,325                    0
        Deferred taxes                                              (317,025)                   0
        (Increase) decrease in:
          Accounts receivable                                        (40,140)                   0
          Inventory                                                        0               (9,664)
          Other receivables                                          (51,943)             (48,826)
          Prepaid expenses                                            13,440             (107,598)
        Increase (decrease) in:
          Accounts payable                                           (34,144)               8,134
          Accrued expenses                                           (26,976)            (143,387)
                                                                 -----------          -----------

          Net cash used in operating activities                     (549,563)            (662,557)
                                                                 -----------          -----------
Cash flows from investing activities:
   Purchase of property and equipment                                (11,727)            (252,097)
   Proceeds from sale of property and equipment                      809,624                    0
   Purchase of Vena Marks & Associates, LLC                         (100,000)                   0
   Purchase of Investment in Winebrenner Capital Partners, LLC      (250,000)                   0
                                                                 -----------          -----------

        Net cash provided by (used in) investing activities          447,897             (252,097)
                                                                 -----------          -----------

The accompanying notes are an integral part of the Consolidated Financial Statements.



                                                                    4/30/01              4/30/00
                                                                 -----------          -----------
Cash flows from financing activities:
   Net borrowings under
      line of credit                                                 500,000              522,834
   Principal payments on capital lease obligation                     (4,156)                   0
   Proceeds from long-term debt                                       25,000                    0
   Principal payments on long-term debt                              (23,917)                   0
                                                                 -----------          -----------

        Net cash provided by financing activities                    496,927              522,834
                                                                 -----------          -----------

        Net increase (decrease) in cash                              395,261             (391,820)

        Cash at beginning of the year                                 86,802              405,984
                                                                 -----------          -----------

        Cash at end of period                                    $   482,063          $    14,164
                                                                 ===========          ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                      $    63,219          $         0
                                                                 ===========          ===========

   Acquistion of Vena Marks & Associates, LLC
        Assets acquired:
          Property and equipment                                 $     5,000          $         0
          Goodwill                                                   123,000                    0
                                                                 -----------          -----------
                                                                 $   128,000          $         0
                                                                 ===========          ===========
        Payment for assets acquired
          Cash paid at closing                                   $   100,000          $         0
          Stock issued                                                28,000                    0
                                                                 -----------          -----------
                                                                 $   128,000          $         0
                                                                 ===========          ===========

   Acquistion of Minority Interest
        Assets acquired:
          Goodwill                                               $    84,000          $         0
                                                                 ===========          ===========

        Payment for assets acquired
          Stock issued                                           $    84,000          $         0
                                                                 ===========          ===========

Supplemental schedule of noncash financing activities:
        Debt paid by refinancing                                 $ 1,000,000          $         0
                                                                 ===========          ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at April 30, 2001 and July 31, 2000 and the results of operations for the quarters and year to date periods ended April 30, 2001 and April 30, 2000. The notes to the consolidated financial statements contained in the 2000 Annual Report to Shareholders and incorporated by reference into the 2000 Form 10-K should be read in conjunction with these consolidated financial statements.

NOTE 2 - SUBSEQUENT EVENTS

On May 20, the Company sold real estate located at 2200 Greene Way for $1,250,000. Concurrent with the sale, a portion of the proceeds were used to pay-off the first mortgage on the building totaling $498,858.90. The balance of the proceeds will be retained and invested or be used in the operations of the Company.

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2001

         The results and the nature of operations for the company changed dramatically from 1998 through April 30, 2001. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite trend increasing of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year lease of the operation with Michigan Livestock Exchange in East Lansing, Michigan, an agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and was subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service was on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources if revenue from the property or to develop the portions of the property not required by the livestock auction operations.

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

         Notwithstanding the discovery of lead and arsenic in significant amounts on the property as well as asbestos roofing on a significant part of the approximate 16 acres of roofing on that facility, the Home of the Innocents, Inc. purchased the site upon which the auction was located in March 5, 1999 providing $3,377,991 in capital net of expenses. Out of those sale proceeds the first mortgage on the property to Stockyards Bank in the amount of $385,605 was paid off.

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 2001

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

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of up to 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2-1/2 years. Under a Merger Agreement, Accounting Outsource solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International
Corporation, in return for its investment, received 75% of the equity of Accounting USA, Inc., which was incorporated in the State of Nevada on September 30, 1999. As of July 31, 2000 Lincoln International Corporation had advanced $1,490,000 of its 1.5 million dollar investment commitment in the newly formed Accounting USA, Inc. Two of the Directors of Lincoln International Corporation (Thurman L. Sisney and Richard J. Frockt) serve as two of the three Directors of Accounting USA, Inc. along with the third Director, Mr. Brian McDonald. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including a client in Columbus, Ohio and one in the State of Vermont. Accounting USA, Inc. has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 2001

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

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2001

         Acquisition or Disposition of Assets: The company disposed of real estate and improvements other than in the ordinary course of business on January 31, 2001:

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

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2001

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

         On December 1, 2000 the Board of Directors of the company approved the listing for sale of real estate located at 2200 and 2211 Greene Way in Louisville, Kentucky. The company had previously, on October 31, 2000 approved the sale of 2300 Greene Way, Louisville, Kentucky to Winebrenner Capital Partners, LLC and that property was sold on January 31, 2001. On February 20, 2001 the company entered into a one (1) year listing agreement with Walter Wagner, Jr. Company Realtors to list the property located at 2200 Greene Way and 2211 Greene Way. There exists no material relationship between the company and Walter Wagner Realtors. The listing agreement calls for a standard six (6) percent real estate sales commission. If the company sells the real estate to existing tenants, the real estate commission will be one (1) percent of the sales price, if sold within a ninety (90) day period. After a ninety (90) day period the standard six (6) percent commission would be reduced to three (3) percent instead of one (1) percent if the property is sold to existing tenants.

         On April 5, 2001 the company entered into a contract to sell 2200 Greene Way to a Mr. Larry Mitchell and Mr. Jim Pfieffer with an address of 2139 Edgeland Avenue, Unit 4, Louisville, Kentucky 40204. There exist no material relationship between the company and either of the two individuals purchasing 2200 Greene Way nor any material relationship between any Director or officer of the company or any associate of any such Director or officer. 2200 Greene Way is a professional office building classified as "Class B" professional office space of 16,539 square feet. The sales contract entered into on April 5, 2001 is for a purchase price of One Million Two Hundred Fifty Thousand Dollars ($1,250,000.00). The purchase price was arrived at in negotiation based upon the investment analysis of the net income of the property using a capitalization rate between nine (9) percent and ten (10) percent. At a nine (9) percent capitalization rate the building would be worth One Million Three Hundred Thirty Nine Thousand Seventy-Seven Dollars ($1,339,077.00) and at ten (10) percent capitalization rate it would be worth One Million Two Hundred Five Thousand One Hundred Sixty-Nine Dollars ($1,205,169.00). The building is seven (7) years old. As part of the transaction the company agreed to an additional one year lease with two one year options for the space occupied for Accounting USA. The proceeds from the sale of the building will go first to retire the Four Hundred Ninety-Eight Thousand Eight Hundred Fifty-Eight Dollars and Ninety Cents ($498,858.90) long-term mortgage against the property with Commonwealth Bank and Trust Company of Louisville, Kentucky. The balance of the proceeds will be used for future investments and/or operations. At this time, other than retiring the mortgage against the

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2001

property, there are no pre-determined uses specified for the balance of the sales proceeds. Closing on the sale of the real estate has been set for 2:00 p.m. on May 30, 2001.

         Net working capital increased approximately $1,017,797 from July 31, 2000 to April 30, 2001 due largely in part to the disposition of the real estate located at 2300 Greene Way. A portion of the cash proceeds were used to pay down the line of credit, leaving additional cash for use in operations. Also, the line of credit was converted into a fixed rate mortgage bearing interest at 8.73%.

         The sale of 2200 Greene Way, after pay-off of the existing Four Hundred Ninety-Eight Thousand Eight Hundred Fifty-Eight Dollars and Ninety Cents ($498,858.90) mortgage debt on the property and closing expenses, will provide approximately Six Hundred Fifty Thousand Dollars ($650,000) in capital. This along with the approximate Four Hundred Thousand Dollars ($400,000) held as cash will provide slightly over One Million Dollars ($1,000,000) in immediately available capital. After the sale of 2200 Greene Way, the company will own only one (1) parcel of real estate, 2211 Greene Way, Louisville, Kentucky, and that property has a cash flow of One Hundred Forty Three Thousand Dollars ($143,000) per year. This cash flow plus earnings from investments are adequate to meet immediate and near term obligations of the company, while Accounting USA, Inc. is becoming profitable and while other investment opportunities are evaluated. The long-term liquidity needs of the company are largely predicated upon the success of Accounting USA, a start-up company that will not reach a break-even point until the fall of 2001. Therefore, the ultimate profitability of Accounting USA will dictate, to some extent, the liquidity of the company. Other capital resources will be evaluated on an on-going basis. The sale of real estate raising additional equity capital and the merger or sale of a portion of Accounting USA represent only potential or possible additional sources in the future.

         Litigation Report: On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individuals Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion and allowed Terry Kennedy to be substituted as a plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants raised in their motion to amend the complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(b)(6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint validated the reverse split of the company completed on April 5, 1998. In its decision the Court noted that "the issue is not whether a plaintiff will ultimately prevail but whether the plaintiff is entitled to offer evidence to

                        LINCOLN INTERNATIONAL CORPORATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2001

support the claims". Subsequent to the Court's Order, the company answered the Complaint denying any and all allegations of impropriety. On Wednesday, February 21, 2001 the company began taking the deposition of the plaintiffs prior to responding to Plaintiffs Motion to Certify the action as a Class Action. On February 16, 2001 a scheduling conference was held in the United States District Court in which the parties were given until October, 2001 in order to complete discovery. At the February 16, 2001 scheduling conference, the Court approved the company taking the depositions of the two existing Plaintiffs as well as Sarah Foree, the Plaintiff who voluntarily withdrew from the Action, before addressing any issues related to certifying the case as a Class Action. On April 1, 2001 the Deposition of Plaintiff Mr. Merle Brewer was scheduled but terminated subsequent to counsel for the Plaintiff directing the Plaintiff to not answer questions and the deponent and his legal counsel leaving the deposition. On April 20, 2001 under sanction of the Court the Deposition for Mr. Brewer was to continue. Instead, an Agreed Motion to Stay Discovery based upon the likelihood of settlement subsequently was entered and a settlement conference scheduled for June 11, 2001. Counsel for the corporation continues to give little merit to the Complaint or Causes of Action raised by the Plaintiffs.

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information

item 6.

NO DIVIDENDS WERE PAID BY THE COMPANY DURING THE INTERIM PERIOD.

Lincoln International Corporation filed Form 8K during the current quarter on June 11, 2001 detailing the sale of 2200 Greene Way.

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