Form 10-K
period 2001-07-31
LINCOLN INTERNATIONAL CORP
filed 2001-11-09
CIK 59544

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For fiscal year ended July 31, 2001                   Commission File No. 0-5767

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

         No regular market exists for the stock.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 2001.

                              Common (no-par) 8,787

                       DOCUMENTS INCORPORATED BY REFERENCE

              (1)     Annual Report -- 2000-2001
              (2)     Information Statement -- 2001

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

         On March 5, 1999 Lincoln International Corporation closed on the sale of the Bourbon Stock Yard real estate located at 1048 East Main Street to the Home of the Innocents, Inc. for $3,377,991, net of sales expense. All proceeds of this sale were deposited with an intermediary as required under United States Code Section 1031 in order to effect a deferral of capital gains taxes on the sale proceeds. In redirecting its principle line of business, Lincoln International Corporation purchased four (4) separate parcels of property: a 3,500 square foot office condominium located at 11860 Capital Way for $282,500; and on June 18, 1999 Lincoln closed on the purchase of real estate located at 2200, 2211, and 2300 Greene Way, Jeffersontown, Kentucky for a total purchase price of $2,800,000. On May 3, 2000 Lincoln sold the 3500 square foot office condominium located at 11860 Capital Way. On January 31, 2001, the Company sold the property located at 2300 Greene Way. On May 30, 2001, the Company sold the property located at 2200 Greene Way. The Company currently retains ownership of the property located at 2211 Greene Way, although the Company is actively attempting to sell this property.

         On August 5, 1999 Articles of Dissolution for Farmers Friend Mineral Company, Inc. and Lincoln Finance Company, Inc. were filed with the Secretary of State for the Commonwealth of Kentucky thereby dissolving the two subsidiaries which have required consolidated financial reports. It is believed the dissolution of these two corporations, which owned no assets and were not operating in any way, will simplify the accounting and lower accounting costs for Lincoln International Corporation.

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

         4. 150 shares shall be available to Richard A. Dolin, Director of Lincoln International Corporation, 5502 Tecumseh Circle, Louisville, Kentucky 40207;

         5. 100 shares to Earl W. Winebrenner, III and/or Holly Winebrenner, 2342 Village Drive, Louisville, Kentucky 40205;

         6. 150 shares to Russell Roth, Director, 7769 Spanish Lake Dr., Las Vegas, NV 89113;

         7. 427 shares to Thurman L. Sisney, Director and Chairman of the Board and/or Sherleen Sisney, 8002 Montero Court, Prospect, Kentucky 40059.

         Total capital raised from the Unit Offering was $597,900.

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2 1/2 years. Under a Merger Agreement, Accounting Outsource Solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc. which was incorporated in the State of Nevada on September 30, 1999. On December 1, 2000 Accounting USA, Inc. merged into the Company. In exchange for the minority interest, the Company issued 600 shares of the Company's common stock to the minority interest. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including clients in Georgia, Vermont, and New Hampshire. Accounting USA, Inc. has developed and provides internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc.'s core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

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

EMPLOYEES:

         As of July 31, 2001, LINCOLN employed twenty-eight (28) employees.


ITEM 2:  Properties

         The following are the various properties owned or leased by LINCOLN as of July 31, 2001.

                                            APPROXIMATE         LEASE EXPIRATION
                           TYPE OF          SQUARE FEET         DATE (RENEWAL
         LOCATION          PROPERTY         FLOOR SPACE         OPTIONS)


                         LINCOLN ADMINISTRATIVE OFFICES

         Louisville, KY    Offices          5,111 sq. feet.     Leased (Expires
                                                                May 2002 and
                                                                March 2004)

                                RENTAL PROPERTIES

         Louisville, KY    Office Spaces    15,800 sq. feet.    Owned


                       * * * * * * * * * * * * * * * * * *


         The properties listed above are suitable and adequate for the various needs they supply.


ITEM 3:  Legal Proceedings

Litigation Report. On March 23, 1999, two minority shareholders, Mr. Merle Brewer and Ms. Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky, Louisville Division against Lincoln International Corporation, and individuals Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of
1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the plaintiffs on July 8, 1999. On June 30, 1999, the plaintiffs filed a Motion to Amend the complaint to substitute another plaintiff in place of one of the original plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the plaintiff's Motion and allowed Terry Kennedy to be substituted for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their motion to Amend the complaint the allegation that notice of dissenters rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(b)(6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint in effect validated the reverse split of the company completed on April 5, 1998.

         On July 17, 2001, the company entered into a Settlement Agreement with the two named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the settlement the company agreed to give each named Plaintiff stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ. Further, any shareholders who tendered their stock in the Tender Offer in 1997 will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee Sisney will put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work that was done up to and including the settlement agreement. At this time the Company is preparing for a Fairness Hearing to be held on November 20, 2001. If final approval by the Court is granted, Shareholders defined as Class A and Class B Shareholders will have 30 days to repurchase company stock.


ITEM 4:  Submission of Matters to a Vote of Security Holders

         The items to be voted on at the annual meeting which will be held on the 1st day of December, 2001, are as follows:

         (1) Election of directors and

         (2) Transaction of any other business as may properly come before the meeting or any adjournment thereof.

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Stockholder Matters

(1) There does not exist at the present time any regular market for any common stock of the Registrant.


ITEM 6:  Selected Financial Data


                                                              Years ending July 31

                                       2001           2000             1999           1998           1997

Revenues                             1,137,268        692,942          190,050        297,459        292,719

Income (loss) before
    extraordinary items              (516,830)       (500,914)       1,474,483        (72,688)      (154,577)

Net income (loss)                    (516,830)       (500,914)       1,474,483        (72,688)      (154,577)

Earnings (loss) per common share:

    Income (loss) before
         extraordinary items           (60.58)         (62.83)          235.64         (17.16)        (38.71)

    Net income (loss)                  (60.58)         (62.83)          235.64         (17.16)        (38.71)

Cash dividends                               0              0                0              0              0

Total assets                         2,980,518      3,786,349        3,690,394      1,147,311      1,236,802

Long-term obligations                  573,320         85,511                0        380,205        385,511

Gain (loss) on sale of property,
    equipment, and operating
    assets                             296,192        (12,884)       2,359,078              0         24,999


ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The results and the nature of operations for the company changed dramatically from 1998 through January 31, 2001. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite increasing trend of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year operating lease with Michigan Livestock Exchange in East Lansing, Michigan, an agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and this was subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service was on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources of revenue from the property or to develop the portions of the property not required by the livestock auction operations.

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

         In late 1998, the company received an offer to purchase part of the Bourbon Stock Yard real estate. On March 5, 1999 Lincoln International Corporation sold The Bourbon Stockyards providing $3,377,991 in capital net of expenses. Out of those sale proceeds the first Mortgage on the property to Stock Yard Bank in the amount of $385,605 was paid off. The company began evaluating various investment and acquisition options.

   Faced with significant capital gains on the sale proceeds as well as the lost revenue stream from leasing the property, the company sought to purchase professional office rental property under United States Code Section 1031, which allows deferral of capital gains if the sales proceeds are timely reinvested in property. Accordingly, on May 3, 1999 the company purchased a 3,500 square foot office/warehouse at 11860 Capital Way in Louisville, Kentucky. Then on June 18, 1999 the company purchase approximately 44,311 square feet of professional office space in three (3) buildings located at 2200, 2310, and 2211 Greene Way in Louisville, Kentucky. The combined gross revenue from the four pieces of property had the potential to generate gross revenue of $560,694 or $332,488 in revenue net of expenses using historically provided expenses representing 37.77% of gross income. This represented a cash flow larger than existed under leasing the livestock auction business and more than adequate to meet existing obligations and long term obligations, given the company had only one (1) employee and at that time, no debt.

         The company received a One Million Dollar line of credit, secured by a mortgage against the property located at 2200, 2300, and 2211 Greene Way to be used for property improvement, working capital and expenses related to seeking new opportunities for the company. The acquisitions of commercial real estate by the company resulted in a revenue stream and improved liquidity. They also represent a capital resource, which if subsequently sold, could result in the capital gains from such sale being totally obviated by the company's net operating losses. It was anticipated the $1,000,000 line of credit could easily be converted to a long-term, fixed rate mortgage given the fact that the property purchased for $2,800,000 at 2200, 2211, and 2300 Greene Way had no debt against it other than that represented by the line of credit.

On August 6,1999 the Board of Directors of Lincoln approved the investment of up to 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2-1/2 years. Under a Merger Agreement, Accounting Outsource Solutions, LLC was converted into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA. Inc., which was incorporated in the State of Nevada on September 30, 1999. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis, including clients in Georgia, Vermont, and New Hampshire. Accounting USA, Inc. has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibility although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc.'s core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

RESULTS OF OPERATIONS

         The primary focus of the company over the last two years has been to move Accounting USA, Inc. to a break-even point.

STATEMENT OF INCOME

         Accounting service fee revenue increased by 138.3% during this last fiscal year, based upon accounting service fee revenues of $347,155 and $827,227 respectively for fiscal years July 31, 2000 and 2001. Two primary factors contributed to this significant increase in revenues. First of all, the company's selling process shifted from direct selling to referral-based selling. In other words, the company directed its sales staff to develop new client opportunities by working with key referral partners such as CPA's and bankers as opposed to more traditional direct selling techniques. Secondly, the company acquired a bookkeeping firm during the last fiscal year, thus adding this accounting service revenue to its revenue stream. The average monthly growth rate in accounting service fee revenue for fiscal year July 31,2001 has been $3,500. The company increased its service fee rate on new accounts sold during the last quarter of the fiscal year ended July 31, 2001. The company will increase its billing rate, on average, by another 5% during the fiscal year July 31, 2002. This rate increase is not expected to impact the company's growth rate, which is projected to increase monthly by an average of $4,000 in additional new revenues.

         The company's two most significant cost of sales areas, the accounting department and the payroll department, both reflected a significant percentage decrease relative to their relationship to accounting service fee revenue. The accounting department cost did increase from $298,073 for the fiscal period ended July 31, 2000 to $560,745 for the fiscal period ended July 31, 2001, but as a percentage of service revenue the accounting department cost fell from 85.8% of sales to 67.8% of sales. Consistent with the accounting department, the payroll department cost did increase from $100,344 for the fiscal period ended July 31, 2000 to $167,143 for the fiscal period ended July 31, 2001, but as a percentage of service revenue the payroll department cost fell from 28.9% of sales to 20.2% of sales. Increased efficiencies in processing methods and improved management techniques were important reasons for this improvement. The company has concluded that even though the payroll department demonstrated a marked improvement in its cost relationship to revenues, this department will be closed during fiscal year July 31, 2002. The payroll service bureau services will be performed by a strategic payroll partner of the company at a cost at or below the prior internal cost to the company.

         Sales and marketing cost increased from $186,749 in fiscal year July 31, 2000 to $248,480 in fiscal year July 31, 2001 or a $61,731 increase. The majority of this increase related to advertising cost that increased by $35,378 in the fiscal year July 31, 2001. The company has determined these advertising programs were largely ineffective and therefore they will not be continued in fiscal year July 31, 2002. The company also reduced the average size of its sales force during the last quarter of fiscal year July 31, 2001, in order to focus its energies on the referral-based sales channels, which require less overall coverage than the direct selling programs of the past.

         Depreciation expense increased from $67,190 in fiscal year July 31, 2000 to $110,751 in fiscal year July 31, 2001. The current fiscal year increase in depreciable assets of approximately $72,000 along with a full year depreciation expense for assets acquired during fiscal year July 31, 2000 contributed to this 64.8% increase.

         Other notable operating cost increases include delivery cost, or the fees associated with the delivery of the company's accounting processing to the clients. This fee increased by $39,140 from July 31, 2000 to July 31, 2001. This fiscal year July 31, 2001 delivery cost represented 5.9% of sales for the same period ended. The company is evaluating new delivery methods to reduce this cost below 5% of the service revenue program.

         General and administrative cost increased from $269,133 in fiscal year July 31, 2000 to $331,588 during fiscal year July 31, 2001, or a 23.2% increase. During fiscal year July 31, 2001, the company expanded its corporate office square footage, incurred some additional office equipment expense cost and had a relatively large increase in its employee acquisition cost. The company expects a relatively modest increase in these general and administrative costs in fiscal year July 31, 2002, compared to this large increase during July 31, 2001.

         The company paid incentive awards during fiscal year July 31, 2001 totaling $34,373 to key staff, supervisors and managers. No inventive awards were paid during the fiscal year July 31, 2000.

BALANCE SHEET

         The company's accounts receivable increased by 58.3%, based upon open receivables at July 31, 2000 of $55,053 compared to open receivables of $87,164 at July 31, 2001. Given the 132% increase in sales, the company did a solid job of collecting accounts during the current fiscal period.

         Net depreciable assets actually declined during the current fiscal year as depreciation expense of $110,751 exceeded the capital asset additions of $71,845. The company expects to continue this trend during fiscal year July 31, 2002, since the vast majority of technology assets including hardware and software have already been acquired and placed in service.

         The company is amortizing an intangible asset referred to as Capitalized Client Listing during fiscal year July 31, 2001 for the first time associated with the acquisition of the bookkeeping service. This intangible asset had an original basis of $123,000 and was amortized during fiscal year July 31, 2001 producing amortization expense totaling $25,656.

         Accounts payables actually declined from their July 31, 2000 position of $54,118 to their July 31, 2001 position of $43,439.

         The company received capital injections in the form of cash from its parent company in the amount of $720,000 during fiscal year July 31, 2001.

ACQUISITION OR DISPOSITION OF ASSETS

         On January 31, 2001, the Company sold the real estate located at 2300 Greene Way for $1,062,500. On May 30, 2001 the company also sold for $1,250,000 a commercial property located at 2200 Greene Way. Currently the property located at 2211 Greene Way is listed for sale for a sale price of $1,375,000.

LIQUIDITY AND CAPITAL NEEDS

         The company currently has approximately $975,000 in cash with a debt of approximately $495,000 on 2211 Greene Way. The property is listed and is anticipated that it could be sold within the year. The company has available approximately $1,250,000 - $1,500,000 that would be used to inject as needed into Accounting USA, Inc. It is expected that Accounting USA, Inc. will reach a break-even point on or before the end of fiscal year July 31, 2002. It is believed, based upon current projections no more than $150,000 is needed to be invested in Accounting USA, Inc. Accordingly, the company has available the liquidity and additional capital necessary to reach a point where losses cease and Accounting USA, Inc. can be taken to the next level.

LITIGATION

         On March 23. 1999, two minority shareholders, Merle Brewer and Sarah Porree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individuals Thurman L, Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the Plaintiffs on July 8, 1999. On June 30, 1999, the Plaintiffs filed a Motion to Amend the Complaint to substitute another Plaintiff in place of one of the original Plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the Plaintiff's Motion and allowed Terry Kennedy to be substituted as a Plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their Motion to Amend the Complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(bX6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint in effect validated the reverse split of the company completed on April 5, 1998.

         On July 17, 2001, the company entered into a Settlement Agreement with the two named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the settlement the company agreed to give each named Plaintiff, stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ. Further, any shareholders who tendered their stock in the Tender Offer, in 1997 will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee Sisney will put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work that was done up to and including the settlement agreement. At this time tine company is preparing a Fairness Hearing to be held on November 20, 2001. If final approval by the Court is granted, Shareholders defined as Class A and Class B Shareholders will have 30 days to repurchase company stock.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

         The response to this item is contained within a separate section of this report.

ITEM 9:  Changes in and Disagreements with Accountants

         None.

                                    PART III

         ITEM 10:

NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS

DIRECTORS                           SINCE          SHARES OWNED AS OF 07/31/2001

Thurman L. Sisney,
President
Director                            1994                     2,906(2)

Richard Jay Frockt
Chairman of the Board
Director                            1997                     1,208(1)

Brian McDonald
Secretary                           2000                        600

Russell R. Roth
Treasurer
Director                            1997                        165

Janet Clark Frockt
Director                            1997                     1,207(1)
                                                             -------
Officers & Directors as a group                              6,086

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

         (2) Mr. Sisney claims beneficial interest in 1055 shares of the Company.

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

         Brian McDonald - Mr. McDonald is Secretary of the Company. Mr. McDonald is a 1980 graduate of Indiana University in Bloomington, Indiana, earning a B.S. degree in Accounting. Mr. McDonald later became a certified public accountant in the states of Indiana and Kentucky. Mr. McDonald earned his masters degree in business administration from Indiana University in 1998. Mr. McDonald's career has included three years in public accounting with KPMG, five years as a corporate controller with Mid State Paving, nine years as the chief financial officer of Hughes Group, Inc. In 1997, Mr. McDonald founded Accounting Outsource Solutions, LLC, a company developed to provide outsourced accounting services for small businesses. In 1999, Mr. McDonald and Lincoln International Corp., co-founded Accounting USA to continue the business of outsourcing accounting servicing to small businesses.

         Russell R. Roth--Mr. Roth is Treasurer of the Company. Mr. Roth earned a B.S. in Economics from the University of Kansas and an MBA in Finance from the University of Michigan. He has served as Chief Financial Officer of Cessna Aircraft Company which merged into General Dynamics Corporation in 1986. He then became Chief Financial Officer of Sotheby Holdings, Inc., an art auction company with headquarters in New York City. Mr. Roth founded Las Vegas Investment Report in 1993. This publication reported upon and analyzed the gaming industry and was closed in December, 1999. Mr. Roth is currently President of Las Vegas Gaming, Inc., a gaming supply company.

ITEM 11:

         The directors received no compensation for meetings. The travel expenses for 2000-2001 were $2,922. Brian McDonald received salary of $108,054 during the year ended July 31, 2001.

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

         (8) Form 8-K filed February 2001 reporting sale of commercial rental real estate building.

         (9) Form 8-K filed June 2001 reporting sale of commercial rental real estate building.

         Financial data and schedules are submitted separately as a separate schedule and are attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its Secretary, and Treasurer, Brian McDonald, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 7th day of November , 2001.

                                          LINCOLN INTERNATIONAL CORPORATION

                                                /s/THURMAN L. SISNEY
                                          --------------------------------------
                                          By:   Thurman L. Sisney, President
                                          Date:
                                                --------------------------------


                                              /s/RUSSELL R. ROTH
                                          --------------------------------------
                                          By:   Russell R. Roth, Treasurer
                                          Date:
                                                --------------------------------


                                                /s/BRIAN MCDONALD
                                          --------------------------------------
                                          By:   Brian McDonald, Sec.
                                          Date:
                                                --------------------------------





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


               SIGNATURE                                        TITLE

               (1)  Principal Executive Officers

                /s/THURMAN L. SISNEY
               -----------------------------
               Thurman L. Sisney                           President

                /s/RICHARD JAY FROCKT
               -----------------------------
               Richard Jay Frockt                          Chairman of the Board

                /s/BRIAN MCDONALD
               -----------------------------
               Brian McDonald                              Secretary

                /s/RUSSELL R. ROTH
               -----------------------------
               Russell R. Roth                             Treasurer

               (2)  Directors

                /s/THURMAN L. SISNEY
               -----------------------------
               Thurman L. Sisney                           Director

                /s/RICHARD JAY FROCKT
               -----------------------------
               Richard Jay Frockt                          Director

                /s/JANET CLARK FROCKT
               -----------------------------
               Janet Clark Frockt                          Director

                /s/RUSSELL R. ROTH
               -----------------------------
               Russell R. Roth                             Director

                        LINCOLN INTERNATIONAL CORPORATION

                             ANNUAL REPORT FORM 10-K

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has accounted for the Investment in Winebrenner Capital Partners, LLC at cost. In our opinion, the investment should be written down to fair market value, if the decline in value is other than temporary. Management believes it is not practicable to estimate the fair value of its Investment in Winebrenner Capital Partners, LLC because it consists of common stock of an untraded company; therefore the investment is carried at cost. The effects of that departure from U.S. generally accepted accounting principles on the financial statements of Lincoln International Corporation are not reasonably determinable.

In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




POTTER & COMPANY, LLP
Louisville, Kentucky
October 18, 2001

                        LINCOLN INTERNATIONAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                   ITEM 14(a)



The following consolidated financial statements of Lincoln International Corporation and subsidiaries are incorporated by reference in Item 8:

         Balance sheets - July 31, 2001 and 2000

         Statements of operations - years ended July 31, 2001, 2000, and 1999

         Statements of changes in stockholders' equity - years ended July 31, 2001, 2000, and 1999

         Statements of cash flows - years ended July 31, 2001, 2000, and 1999

         Notes to financial statements


Supporting schedules for the three years ended July 31, 2001, 2000, and 1999:

         II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                                                                                                                SCHEDULE II

                                       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            Years ended July 31, 2001, 2000, and 1999


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

Year ended July 31, 2001
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable          $         8,195    $        400     $           0    $       8,195   (A)      $        400
           Note receivable                            0          35,100                 0                0                  35,100
                                          --------------     -----------     ------------     ------------             -----------

                                        $         8,195    $     35,500     $           0    $       8,195            $     35,500
                                          ==============     ===========     ============     ============             ===========

Year ended July 31, 2000
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable          $             0    $      8,195     $           0    $           0            $      8,195
                                          ==============     ===========     ============     ============             ===========

Year ended July 31, 1999
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable          $             0    $          0     $          0     $           0            $          0
                                          ==============     ===========     ============     ============             ===========

(A)     Write-off doubtful accounts


                                               LINCOLN INTERNATIONAL CORPORATION

                                                        FINANCIAL STATEMENTS AND
                                                    INDEPENDENT AUDITOR'S REPORT

                                                   July 31, 2001, 2000, and 1999

                          T A B L E O F C O N T E N T S
                        ---------------------------------


Independent Auditor's Report                                                1


Balance Sheets                                                              2


Statements of Operations                                                    3


Statements of Changes in Stockholders' Equity                               4


Statements of Cash Flows                                                  5 - 6


Notes to the Financial Statements                                         7 - 19

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying balance sheets of Lincoln International Corporation as of July 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has accounted for the Investment in Winebrenner Capital Partners, LLC at cost. In our opinion, the investment should be written down to fair market value, if the decline in value is other than temporary. Management believes it is not practicable to estimate the fair value of its Investment in Winebrenner Capital Partners, LLC because it consists of common stock of an untraded company; therefore the investment is carried at cost. The effect of that departure from U. S. generally accepted accounting principles on the financial statements of Lincoln International Corporation are not reasonably determinable.

In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




POTTER & COMPANY, LLP
October 18, 2001


                                   LINCOLN INTERNATIONAL CORPORATION
                                            BALANCE SHEETS
                                        July 31, 2001 and 2000



                                              A S S E T S

                                                                  2001                2000
                                                             ---------------    ---------------

Current assets:
     Cash and cash equivalents                               $      974,897     $      86,802
     Accounts receivable, net of allowance for
        doubtful accounts of $400 ($8,195 in 2000)                   83,212            55,348
     Note receivable, net of allowance for
        doubtful amounts of $35,100 ($0 in 2000)                     52,747            38,023
     Other receivables                                               13,429             6,627
     Prepaid expenses                                                20,948            50,819
                                                             ---------------     -------------
        Total current assets                                      1,145,233           237,619
                                                             ---------------     -------------
Net property and equipment                                        1,117,443         3,091,224
                                                             ---------------     -------------

Noncurrent assets:
     Investment in Winebrenner Capital Partners, LLC                250,000                 0
     Goodwill, net                                                  178,691                 0
     Deferred tax asset                                             289,151           457,506
                                                             ---------------     -------------
        Total noncurrent assets                                     717,842           457,506
                                                             ---------------     -------------
        Total assets                                         $    2,980,518     $   3,786,349
                                                             ===============     =============

                                         L I A B I L I T I E S

Current liabilities:
     Line of credit                                          $            0     $     500,000
     Current maturities of long-term debt                            39,103            29,640
     Obligation under capital lease                                   3,730             3,048
     Accounts payable                                               153,592            78,592
     Accrued expenses                                                50,873            47,995
     Income taxes payable                                            18,433                 0
                                                             ---------------     -------------
        Total current liabilities                                   265,731           659,275
                                                             ---------------     -------------

Noncurrent liabilities:
     Long-term debt, less current maturities                        562,054            70,784
     Obligation under capital lease                                  11,266            14,727
     Deferred tax liability                                         289,151           786,517
                                                             ---------------     -------------
        Total noncurrent liabilities                                862,471           872,028
                                                             ---------------     -------------
        Total liabilities                                         1,128,202         1,531,303
                                                             ---------------     -------------

Commitments

                                S T O C K H O L D E R S'   E Q U I T Y

Stockholders' equity
     Common stock, no par value, 3,000,000 shares authorized,
        8,787 issued and outstanding (7,972 in 2000)              1,993,998         1,879,898
     Retained earnings (deficit)                                   (141,682)          375,148
                                                             ---------------     -------------
        Total stockholders' equity                                1,852,316         2,255,046
                                                             ---------------     -------------
        Total liabilities and stockholders' equity           $    2,980,518     $   3,786,349
                                                             ===============     =============

See accompanying notes.




                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    Years ended July 31, 2001, 2000, and 1999


                                                           2001          2000          1999
                                                        -----------   ----------    ----------

Revenues                                                $1,137,268    $  692,942    $  190,050
                                                        -----------   ----------    ----------
Costs and expenses:
     Cost of revenues                                      950,526       616,216        79,035
     Operating, general and administrative expenses      1,165,192       916,673       325,078
                                                        ----------    ----------    ----------
           Total costs and expenses                      2,115,718     1,532,889       404,113
                                                        -----------   ----------    ----------

           Loss from operations                           (978,450)     (839,947)     (214,063)
                                                        -----------   ----------    ----------
Other income (expense):
     Gain (loss) on sale of property
        and equipment                                      296,192       (12,884)    2,359,078
     Interest income                                        53,924        18,618        48,606
     Miscellaneous income                                        0             0         1,355
     Legal fees                                            (74,500)            0             0
     Loss on uncollectible note receivable                 (35,100)            0             0
     Interest expense                                      (89,475)      (35,307)      (20,312)
                                                        -----------   ----------    ----------

           Total other income (expense)                    151,041       (29,573)    2,388,727
                                                        -----------   ----------    ----------

           Income (loss) before income taxes              (827,409)     (869,520)    2,174,664

Provision for (benefit from) income taxes                 (310,579)     (368,606)      700,181
                                                        -----------   ----------    ----------

           Net income (loss)                            $ (516,830)   $ (500,914)   $1,474,483
                                                        ===========   ==========    ==========

           Net income (loss) per common share           $   (60.58)   $   (62.83)   $   235.64
                                                        ===========   ==========    ==========


See accompanying notes.


                        LINCOLN INTERNATIONAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years ended July 31, 2001, 2000, and 1999


                                                  Retained          Total
                                                  Earnings      Stockholders'
                                 Common Stock     (Deficit)         Equity
                                 ------------     ---------     -------------

Balance at August 1, 1998         $1,281,998      $(598,421)     $  683,577

Issuance of common stock             597,900              0         597,900

Net income                                 0      1,474,483       1,474,483
                                  ----------      ---------      ----------

Balance at July 31, 1999           1,879,898        876,062       2,755,960

Net loss                                   0       (500,914)       (500,914)
                                  ----------      ---------      ----------

Balance at July 31, 2000           1,879,898        375,148       2,255,046

Issuance of common stock             114,100              0         114,100

Net loss                                   0       (516,830)       (516,830)
                                  ----------      ---------      ----------

Balance at July 31, 2001          $1,993,998      $(141,682)     $1,852,316
                                  ==========      =========      ==========

See accompanying notes.


                                   LINCOLN INTERNATIONAL CORPORATION
                                        STATEMENTS OF CASH FLOWS
                               Years ended July 31, 2001, 2000, and 1999



                                                                    2001              2000            1999
                                                               --------------     -----------     -----------

Cash flows from operating activities:
    Net income (loss)                                          $     (516,830)   $   (500,914)   $  1,474,483
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation and amortization                               202,702         143,263          37,126
          Bad debt                                                     35,500           8,195               0
          Stock issued for compensation                                 2,100               0               0
          (Gain) loss on sale of property, equipment, and
             operating assets                                        (296,192)         12,884      (2,359,078)
          Deferred income taxes                                      (329,011)       (368,870)        697,881
          (Increase) decrease in:
             Receivables                                              (84,890)       (105,693)          8,411
             Prepaid expenses                                          29,871         (50,819)          3,141
          Increase (decrease) in:
             Accounts payable                                          75,000          46,295          19,986
             Accrued expenses                                           2,878          29,245          (2,809)
             Income taxes payable                                      18,433               0               0
             Deferred rent                                                  0               0         (18,810)
             Deposits                                                       0               0         (25,000)
                                                               --------------     -----------     -----------

          Net cash used in operating activities                      (860,439)       (786,414)       (164,669)
                                                               --------------     -----------     -----------

Cash flows from investing activities:
    Proceeds from sale of property, equipment and
       operating assets                                             2,204,549         263,743       3,377,991
    Purchase of property and equipment                                (93,166)       (386,349)     (3,119,696)
    Purchase of Vena Marks & Associates, LLC                         (110,800)              0               0
    Purchase of Investment in Winebrenner Capital Partners, LLC      (250,000)              0               0
                                                               --------------     -----------     -----------

          Net cash provided by (used in) investing activities       1,750,583        (122,606)        258,295
                                                               --------------     -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                  0               0         597,900
    Net proceeds on line of credit                                    500,000         500,000               0
    Proceeds from long-term borrowings                                 33,491         115,000               0
    Principal payments on long-term debt                             (532,761)        (14,574)       (386,054)
    Principal payments on capital lease obligations                    (2,779)         (1,070)              0
                                                               --------------     -----------     -----------

          Net cash provided by (used in) financing activities          (2,049)        599,356         211,846
                                                               --------------     -----------     -----------

          Net increase (decrease) in cash and cash equivalents        888,095        (309,664)        305,472

          Cash and cash equivalents at beginning of year               86,802         396,466          90,994
                                                               --------------     -----------     -----------

          Cash and cash equivalents at end of year             $      974,897    $     86,802    $    396,466
                                                               ==============     ===========     ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                     $       50,142    $     34,937    $     20,312
                                                               ==============     ===========     ===========

    Cash paid during the year for income taxes                 $       87,360    $      2,300    $          0
                                                               ==============     ===========     ===========


See accompanying notes.






    Acquisition of Vena Marks & Associates, LLC
       Assets acquired:
          Property and equipment                               $        5,000     $         0    $          0
          Goodwill                                                    133,800               0               0
                                                               --------------     -----------     -----------
                                                               $      138,800     $         0    $          0
                                                               ==============     ===========     ===========

       Payment for assets acquired:
          Cash paid at closing                                 $      110,800     $         0    $          0
          Stock issued                                                 28,000               0               0
                                                               --------------     -----------     -----------
                                                               $      138,800     $         0    $          0
                                                               ==============     ===========     ===========

    Acquisition of Minority Interest
       Assets acquired:
          Goodwill                                             $       84,000     $         0    $          0
                                                               ==============     ===========     ===========
       Payment for assets acquired:
          Stock issued                                         $       84,000     $         0    $          0
                                                               ==============     ===========     ===========

Supplemental schedule of noncash investing activities:
    Purchase of equipment under capital lease                  $            0     $    18,845    $          0
                                                               ==============     ===========     ===========

Supplemental schedule of noncash financing activities:
    Debt paid by refinancing                                   $    1,000,000     $         0    $          0
                                                               ==============     ===========     ===========


                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999



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

Company's Activities:

Lincoln International Corporation owned property in Louisville, Kentucky which it leased to a stockyard operator. The property and equipment of the stockyard were sold during fiscal year 1999. The proceeds from the sale were used to purchase commercial rental office buildings in Louisville, Kentucky. Since the purchase of these buildings, several have been sold. The Company is making an effort to sell the remaining commercial rental office building.

On October 1, 1999, the Company formed Accounting USA, Inc. and received 75% of the outstanding shares of common stock. On December 1, 2000, Accounting USA, Inc. merged into the Company. In exchange for the minority interest, the Company issued 600 shares of the Company's common stock.

Accounting USA, Inc. provides bookkeeping and payroll services primarily in the Louisville metropolitan area.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary. All significant intercompany transactions are eliminated in consolidation. As of December 1, 2000, the Company no longer has subsidiaries as Accounting USA, Inc. merged into the Company.

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

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999

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

Advertising:

The Company expenses advertising costs when incurred, except marketing brochures, which are capitalized and amortized over the expected benefits period. Advertising expense was $74,761, $37,153, and $535 for the years ended July 31, 2001, 2000 and 1999 respectively.

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

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 2 - NOTE RECEIVABLE (CONTINUED)
------------------------------------

The Company will disburse 90% of required funds to construct the specific boats. At the time of sale of the boats, the Company will be repaid 100% of the required funds.

The Company has the option to charge interest equal to 10% per annum on the notes if they are not repaid 120 days from the date funds are disbursed.

As of July 31, 2001 the Company had disbursed a total of $90,500 on the master loan agreement. Management does not intend to advance any additional funds.

The note receivable balance consists of the following:

                                                    2001               2000
                                                  --------           --------

Company funds disbursed                           $ 90,500           $ 37,400
Interest thereon                                    15,347                623
Repayments                                         (18,000)                 0
                                                  --------           --------
  Subtotal                                          87,847             38,023
Less allowance for uncollectible amounts            35,100                  0
                                                  --------           --------
  Note receivable, net                            $ 52,747           $ 38,023
                                                  ========           ========


NOTE 3 - OTHER RECEIVABLES
--------------------------

Other receivables consist of the following:

                                                     2001              2000
                                                  --------           --------

         Due from officer                         $ 12,951           $  6,149
         Refundable deposits                           478                478
                                                  --------           --------
           Total                                  $ 13,429           $  6,627
                                                  ========           ========

The balance due from officer is non-interest bearing, and there are no repayment terms on the advance.

NOTE 4 - PREPAID EXPENSES
-------------------------

Prepaid expenses consist of the following:

                                                    2001               2000
                                                  --------           --------

Prepaid leasing commissions                       $  3,348           $ 21,683
Prepaid advertising costs                            8,301             18,972
Prepaid maintenance, support, and training           4,010              6,613
Prepaid insurance                                    4,789              3,551
Other                                                  500                  0
                                                  --------           --------
  Total                                           $ 20,948           $ 50,819
                                                  ========           ========

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 5 - INVESTMENT IN WINEBRENNER CAPITAL PARTNERS, LLC
--------------------------------------------------------

During the year ended July 31, 2001 the Company became a 1% member in Winebrenner Capital Partners, LLC, formed on September 1, 1999. Winebrenner Capital Partners, LLC is registered as a broker and dealer in securities under the Securities Exchange Act of 1934. The investment is accounted for by the cost method.

Subsequent to July 31, 2001, the Company exchanged their shares in Winebrenner Capital Partners, LLC for equivalent shares in Winebrenner Holding Corp.


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:

                                                        2001           2000
                                                     ----------     ----------

Land                                                 $   88,916     $  281,804
Building                                                801,051      2,572,321
Office and computer equipment                           457,557        385,712
Leasehold improvements                                    2,800          2,800
                                                     ----------     ----------
                                                      1,350,324      3,242,637
Less accumulated depreciation and amortization          246,230        167,117
                                                     ----------     ----------
                                                      1,104,094      3,075,520
Equipment held under capital lease,
    net of accumulated amortization                      13,349         15,704
                                                     ----------     ----------

Net property and equipment                           $1,117,443     $3,091,224
                                                     ==========     ==========

Depreciation expense for the years ended July 31, 2001, 2000, and 1999 was $163,593, $143,263 and $37,126, respectively.

All property and equipment of Bourbon Stock Yards was sold on March 5, 1999 for $3,377,991, net of sales expense. The sale resulted in a gain of $2,359,078 for financial statement purposes. The proceeds were used to purchase commercial rental office buildings. Substantially all of the gain was deferred under
Section 1031 for federal and state tax purposes.

NOTE 7 - GOODWILL
-----------------

On November 1, 2000, the Company acquired some assets of Vena Marks & Associates, LLC. The Company paid $110,800 in the acquisition and issued 200 shares of common stock of Lincoln International Corporation valued at $28,000.

The purchase of Vena Marks & Associates, LLC was accounted for by the purchase method whereby the assets acquired are recorded by the Company at fair value. Goodwill of $133,800 has been reflected in the balance sheet. The Company expects to benefit from the goodwill acquired in this transaction over a period of 5 years and is amortizing the amount recorded using the straight-line method.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 7 - GOODWILL (CONTINUED)
-----------------------------

With respect to the merger of Accounting USA, Inc. into Lincoln International Corporation, the purchase of the minority interest was accounted for by the purchase method. Goodwill of $84,000 has been reflected in the balance sheet. The Company expects to benefit from the goodwill acquired in this transaction over a period of 5 years and is amortizing the amount recorded using the straight-line method

Goodwill consists of the following:
                                                   2001              2000
                                                -----------       ----------

         Goodwill                               $   217,800       $        0
         Less accumulated amortization               39,109                0
                                                  ---------         --------
         Goodwill, net                          $   178,691       $        0
                                                 ==========        =========

NOTE 8 - LINE OF CREDIT
-----------------------

On January 31, 2001, upon the sale of one of the Company's commercial rental buildings, a portion of the proceeds was used to pay down the line balance. At that time, the remaining $1,000,000 balance was refinanced as a term note. As of July 31, 2001, the Company no longer maintains a line of credit.

NOTE 9 - LONG-TERM DEBT
-----------------------
                                               2001           2000
                                             ---------     ---------
     Term note payable, interest
     at 8.75%, monthly payments of
     $3,105, including principal and
     interest, due October 2004.
     During the year July 31, 2001
     the Company borrowed $33,492
     on the term note, completing the
     amounts available to be drawn.          $ 105,333     $ 100,424

     Term note payable, interest at
     8.73%, monthly payments of
     $4,451, including principal and
     interest, collateralized by a first
     mortgage on the real property
     of the Company and assignment
     of leases and rents, due February
     2006. $500,000 was prepaid,
     which changed the original terms
     of note.                                  495,824             0
                                             ---------     ---------
                                               601,157       100,424
     Less current maturities                    39,103        29,640
                                             ---------     ---------
                         Total               $ 562,054     $  70,784
                                             =========     =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 9 - LONG-TERM DEBT (CONTINUED)
-----------------------------------

As of July 31, 2001, the annual maturities required on the term notes payable are as follows:

     Year ending July 31:
              2002                                            $ 39,103
              2003                                              42,673
              2004                                              46,455
              2005                                              22,434
              2006                                             450,492
                                                               -------
              Total                                           $601,157
                                                               =======

NOTE 10 - CAPITAL LEASE
-----------------------

The following is an analysis of the property under capital lease:

                                                 2001             2000
                                            -------------     -------------

     Office and computer equipment          $      18,845     $      18,845
     Less accumulated amortization                  5,496             3,141
                                             ------------      ------------
           Total                            $      13,349     $      15,704
                                             ============      ============

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2001:

     Year ending July 31:

            2002                                              $     5,571
            2003                                                    5,142
            2004                                                    5,142
            2005                                                    3,000
                                                               ----------
           Total minimum lease payments                            18,855
           Less amount representing interest                        3,859
                                                               ----------
           Present value of net minimum lease payments        $    14,996
                                                               ==========

NOTE 11 - ACCRUED EXPENSES
--------------------------

Accrued expenses consist of the following:

                                                2001               2000
                                            -----------         -----------

     Accrued payroll and payroll taxes      $    33,394         $    27,529
     Accrued property taxes                       5,500              17,820
     Other                                       11,979               2,646
                                              ---------           ---------
         Total                              $    50,873         $    47,995
                                             ==========          ==========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 12 - INCOME TAXES
----------------------

A deferred tax asset has been recognized for operating loss carryovers available to offset future income taxes.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property for income tax purposes.

Gross deferred income tax consists of the following:

                                                 2001               2000
                                             -----------         -----------

           Deferred tax asset                $   311,781         $   457,506
           Less valuation allowance               22,630                   0
                                               ---------           ---------
           Net deferred tax asset            $   289,151         $   457,506
                                              ==========          ==========

           Deferred tax liability            $  (289,151)        $  (786,517)
                                              ==========            ========

Due to uncertainty regarding the levels of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carryforwards.

The Company has available at July 31, 2001 operating loss carryforwards which may provide future tax benefits. If not used, the carryforwards will expire as follows:

                     Year of                 Operating Loss
                    Expiration                Carryforwards

                      2006                   $     145,985
                      2007                               0
                      2008                          72,982
                      2009                          31,281
                      2010                          31,281
                      2011                               0
                      2012                          62,562
                      2013                               0
                      2014                               0
                      2015                               0
                      2016                               0
                      2017                               0
                      2018                               0
                      2019                               0
                      2020                               0
                      2021                         214,384
                                                   -------

                      Total                  $     558,475
                                                   =======

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 12 - INCOME TAXES (CONTINUED)
----------------------------------

The provision for (benefit from) income taxes consists of the following:


                                                         2001             2000            1999
                                                      ----------       ----------      ----------

Federal income taxes                                 $  278,623       $    1,764       $   18,719
State and local income taxes                             81,165              735            7,708
Deferred taxes                                         (329,012)        (368,870)         697,881
Tax benefit of net operating loss carryforward         (341,355)          (2,235)         (24,127)
                                                      ---------        ---------        ---------

         Total                                       $ (310,579)      $ (368,606)      $  700,181
                                                      =========        =========        =========


Deferred income taxes on difference between tax and financial accounting for:


                                                         2001             2000            1999
                                                      ----------       ----------      ----------

Depreciation                                         $ (497,367)      $  (96,870)      $  883,387
Net deferred costs                                       (9,894)          (5,776)               0
Net operating loss carryforward                         (86,312)          (1,663)        (185,506)
Loss on unconsolidated subsidiary                       264,561         (264,561)               0
                                                      ---------        ---------        ---------

         Total                                       $ (329,012)      $ (368,870)      $  697,881
                                                      =========        =========        =========



For financial statement purposes, the loss of the subsidiary for the year ended July 31, 2000 is included in the operations of the Company. The loss of the subsidiary is not included on the parent company's tax return for the year ended July 31, 2000, as the subsidiary files separate income tax returns for federal and state purposes. For the year ended July 31, 2001, the Company no longer has subsidiaries as Accounting USA, Inc. merged into the Company. The Company had no subsidiaries for the year ended July 31, 1999.

The 2001 provision for (benefit from) taxes represents an effective rate of 37.5% (42.4% for 2000 and 32.2% for 1999) of financial income before taxes and is different from the amount which would normally be expected by applying the statutory federal income tax rates to such income. The reasons for the difference are as follows:


                                                          2001            2000            1999
                                                     ------------      ----------      ----------

Computed "expected" tax expense (benefit)            $ (281,319)      $ (295,637)      $  739,386
State and local income taxes                            (35,411)         (37,975)          96,799
Nondeductible expenses                                    4,265            3,273            1,788
Increase in valuation allowance                          22,630                0                0
Effect of graduated tax rates                           (20,744)         (38,267)        (137,792)
                                                      ---------        ---------        ---------

Provision for (benefit from) income taxes            $ (310,579)      $ (368,606)      $  700,181
                                                      =========        =========        =========


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999

NOTE 13 - LEASE COMMITMENTS
---------------------------

The Company has entered into operating lease agreements.

Total rental expense amounted to $28,572 in 2001, $16,885 in 2000, and $32,323 in 1999. Future minimum rentals at July 31, 2001 are as follows:

                  YEAR ENDING JULY 31:

                          2002                                   $    64,060
                          2003                                        27,933
                          2004                                        17,831
                          2005                                         3,578
                                                                   ---------
                           Total                                 $   113,402
                                                                  ==========

NOTE 14 - LEASE OF PROPERTY AND EQUIPMENT
-----------------------------------------

The Company is the lessor of commercial rental office buildings under operating leases. Following is a summary of the Company's investment in property and equipment under operating leases as of July 31, 2001 and 2000:

                                             2001                    2000
                                        -------------           -------------

 Land                                   $      88,916           $     281,804
 Buildings and improvements                   801,051               2,572,321
                                          -----------               ---------
                                              889,967               2,854,125
 Less accumulated depreciation                 44,612                  77,960
                                          -----------             -----------
          Total                         $     845,355           $   2,776,165
                                         ============            ============

Under the operating method of accounting for leases, the cost of the property and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

The minimum future rentals to be received on the leases at July 31, 2001 are as follows:

        Year ending July 31:

                2002                               $189,519
                2003                                 77,909
                2004                                 22,104
                2005                                 22,104
                2006                                 22,104
                Thereafter                           49,734
                                                   --------
                   Total                           $383,474
                                                   ========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 15 - MAJOR BUSINESS SEGMENTS
---------------------------------

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

                                                          2001
                                      ------------------------------------------
                                        RENTAL        BOOKKEEPING       TOTAL
                                      ----------      -----------     ----------

Revenues from external customers      $  322,641      $   814,627     $1,137,268
Interest income                           27,371           26,553         53,924
Interest expense                          78,368           11,107         89,475
Intersegment revenue                      32,530           12,600         45,130
Depreciation and amortization             64,042          138,660        202,702
Segment assets                         2,631,602          491,668      3,123,270
Expenditures for segment assets           26,323           66,843         93,166


                                                          2000
                                      ------------------------------------------
                                        RENTAL        BOOKKEEPING       TOTAL
                                      ----------      -----------     ----------

Revenues from external customers      $  356,862      $   336,080     $  692,942
Interest income                            8,526           10,092         18,618
Interest expense                          27,256            8,051         35,307
Intersegment revenue                      18,450           11,075         29,525
Depreciation and amortization             76,073           67,190        143,263
Segment assets                         3,339,876          459,354      3,799,230
Expenditures for segment assets           38,383          366,811        405,194


                                                          1999
                                      ------------------------------------------
                                        RENTAL        BOOKKEEPING       TOTAL
                                      ----------      -----------     ----------

Revenues from external customers      $  190,050      $         0     $  190,050
Interest income                            1,355                0          1,355
Interest expense                          20,312                0         20,312
Intersegment revenue                           0                0              0
Depreciation and amortization             37,126                0         37,126
Segment assets                         3,690,394                0      3,690,394
Expenditures for segment assets        3,119,696                0      3,119,696

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 15 - MAJOR BUSINESS SEGMENTS
---------------------------------

The following is a reconciliation of reportable segment revenues, cost and revenues, profit or loss and assets as of and for the year ending July 31, 2001 and 2000.

                                                         2001            2000
                                                      ----------     ----------

REVENUES
Total revenue from reportable segments                $1,182,398     $  722,467
Elimination of intersegment revenues                     (45,130)       (29,525)
                                                      ----------     ----------
        Total consolidated revenues                   $1,137,268     $  692,942
                                                      ==========     ==========

COSTS AND EXPENSES
Total costs and expenses from reportable segments     $2,160,848     $1,562,414
Elimination of intersegment costs and expenses           (45,130)       (29,525)
                                                      ----------     ----------
        Total consolidated costs and expenses         $2,115,718     $1,532,889
                                                      ==========     ==========

PROFIT OR LOSS
Total loss for reportable segments                    $ (978,450)    $ (839,947)
Non-operating income                                     296,192              0
Interest income                                           53,924         18,618
Non-operating expense                                   (109,600)       (12,884)
Interest expense                                         (89,475)       (35,307)
                                                      ----------     ----------
        Loss before income taxes                      $ (827,409)    $ (869,520)
                                                      ==========     ==========

ASSETS
Total assets for reportable segments                  $3,123,270     $3,799,230
Elimination of intersegment receivables                 (142,752)       (12,881)
                                                      ----------     ----------
        Total consolidated assets                     $2,980,518     $3,786,349
                                                      ==========     ==========

No reconciliation is required as of July 31, 1999 as only one business segment existed at that time.

NOTE 16 - PROFIT SHARING PLAN
-----------------------------

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2001 and 2000.

NOTE 17 - CONCENTRATION OF CREDIT RISK
--------------------------------------

The Company maintains cash accounts in commercial banks located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Company has an uninsured amount of $892,908 at July 31, 2001.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 18 - PROFORMA RESULTS OF COMPANY ACQUIRED
----------------------------------------------

On November 1, 2000, the Company acquired some assets of Vena Marks & Associates, LLC. Proforma financial information as though the companies had been combined from beginning of periods:

                                               8/1/00-7/31/01     8/1/99-7/31/00
                                               --------------     --------------

Revenue                                          $1,260,183          $2,214,728
                                                  =========           =========

Loss before extraordinary items                  $ (771,618)         $ (793,261)
                                                  =========           =========

Loss before extraordinary items per share        $   (90.45)         $   (99.50)

Net loss                                         $ (771,618)         $ (793,261)
                                                   ========           =========

Net loss per share                               $   (90.45)         $   (99.50)


NOTE 19 - DISCLOSURE OF SUMMARIZED INTERIM FINANCIAL DATA
---------------------------------------------------------

Summarized below are unusual or infrequent occurring items and aggregate effect of year-end adjustments recognized in the fourth quarter which are material to the results of that quarter:

                                                4TH QUARTER ENDING JULY 31, 2001

Gain on sale of property and equipment                   $     205,663

Legal fees on settlement                                       (74,500)

Loss on uncollectible note receivable                          (35,100)


NOTE 20 - CAPITAL STOCK
-----------------------

During fiscal 1999, the Company issued an aggregate 3,986 shares of common stock to stockholders residing in the state of Kentucky. An option was attached to each share issued which allowed an additional share to be purchased at $150 in the first year after issue, $160 in the second year after issue, and $170 in the third year after issue.


NOTE 21 - COMMITMENTS
---------------------

On July 27, 2001 the Company entered into a settlement agreement in a lawsuit brought against the Company which challenged certain aspects of a reverse stock split made by the Company on December 5, 1997 and a tender offer made on January 17, 1997. Under the agreement, the Company agreed to give each named plaintiff of the suit, of which there were two, stock equivalent to $2,000. Each plaintiff would have a thirty day option to sell that stock back to the Company. The value of the stock would be based upon the last listed trade value.

For those shareholders who sold their stock in the Tender Offer, the Company will notify those shareholders they can repurchase all, but not less than all, tendered shares in the equivalent amount of new shares at a price of $120 per share. If the result is a fraction of a share, the shareholder will be entitled to purchase up to a full additional new share. Otherwise, shareholders will be entitled to purchase the next less whole share of new stock. In the event tendered shares were owned jointly, the repurchase must be exercised by all joint owners. Fifty percent of any shares repurchased will be offered by an officer of the Company. The

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 21 - COMMITMENTS (CONTINUED)
---------------------------------

remaining fifty percent of any shares repurchased will be offered by the Company from the Company's authorized but unissued stock.

For those shareholders who sold stock under the reverse stock split, they will be allowed to purchase one new share of the Company for $120 per share. These shares will be offered by the Company from the Company's authorized but unissued stock.

The Company must also pay the plaintiff's attorney's fees of $74,500. These legal fees are included in accounts payable at July 31, 2001.

The Company has entered into an agreement with a company to find tenants for its rental buildings. At the time of the lease agreement, the Company is to pay a leasing commission equal to 6% of total rental income under the lease. As of July 31, 2001 the Company had commitments of $10,045 for leasing commissions dependent on lease renewals.


NOTE 22 - SUBSEQUENT EVENTS
---------------------------

On September 25, 2001 the Company listed for sale its only remaining commercial rental office building with a real estate agent.


NOTE 23 - RELATED PARTY TRANSACTIONS
------------------------------------

On October 2000, the Company sold one of its commercial rental office buildings to Winebrenner Capital Partners, LLC. As part of the consideration for the transaction, the Company received $250,000 of stock in Winebrenner Capital Partners, LLC, which is being offered under an intrastate offering at $5 per share. The 50,000 shares received represents 1% of the limited liability company. In addition to the 50,000 shares received, the Company received a warrant to purchase an additional 50,000 shares over a 10 year period at $5 per share.


NOTE 24 - GOING CONCERN
-----------------------

As shown in the accompanying statements of operations, the Company has incurred continuing losses from operations. Management has developed a plan to increase sales, as well as their profit margin, and to decrease operating expenses. The Company is also actively searching for existing bookkeeping companies to acquire. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.