Form 10-Q
period 2001-10-31
LINCOLN INTERNATIONAL CORP
filed 2001-12-14
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.
                               __________________

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               __________________

     For the Quarter ended October 31, 2001      Commission file No. 0-0767
                               __________________

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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of October 31, 2001
              and July 31, 2001                                             3

          Statements of Operations for the quarters
              and year-to-date periods ended October 31, 2001
              and October 31, 2000                                        4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended October 31, 2001
              and October 31, 2000                                          6

          Notes to the Financial Statements                                 7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8 - 13

Part II: Other Information

     Item 6                                                                14

     Signature                                                             15


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                            (Unaudited)
                                                             10/31/01        7/31/01
                                                            __________      __________

                                     ASSETS
Current assets:
   Cash                                                     $  779,549      $  974,897
   Accounts receivable, net of allowance for
   doubtful accounts of $400 ($400 at 07/31/01)                 87,321          83,212
   Note receivable, net of allowance for
   doubtful accounts of $37,128 ($35,100 at 07/31/01)           49,747          52,747
   Other receivables                                            14,166          13,429
   Prepaid expenses                                             29,407          20,948
                                                            __________      __________
             Total current assets                              960,190       1,145,233
                                                            __________      __________

Net property, plant and equipment                            1,086,274       1,117,443
                                                            __________      __________

Noncurrent assets:
   Investment in Winebrenner Holding Corp.                     250,000         250,000
   Goodwill, net                                               168,765         178,691
   Deferred tax asset                                          291,565         289,151
                                                            __________      __________
             Total noncurrent assets                           710,330         717,842
                                                            __________      __________

             Total assets                                   $2,756,794      $2,980,518
                                                            ==========      ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                     $   39,962      $   39,103
   Obligation under capital lease                                3,850           3,730
   Accounts payable                                            157,905         153,592
   Accrued expenses                                             38,743          50,873
   Income taxes payable                                         18,433          18,433
                                                            __________      __________
             Total current liabilities                         258,893         265,731
                                                            __________      __________

Noncurrent liabilities:
   Long-term debt, less current maturities                     551,886         562,054
   Obligation under capital lease                               10,330          11,266
   Deferred tax liability                                      291,565         289,151
                                                            __________      __________
             Total noncurrent liabilities                      853,781         862,471
                                                            __________      __________

             Total liabilities                               1,112,674       1,128,202
                                                            __________      __________

Stockholders' equity:
   Common stock, no par value, 3,000,000 shares
   authorized, 8,787 issued and outstanding                  1,993,998       1,993,998
   Retained earnings (deficit)                                (349,878)       (141,682)
                                                            __________      __________

             Total stockholders' equity                      1,644,120       1,852,316
                                                            __________      __________

             Total liabilities and stockholders' equity     $2,756,794      $2,980,518
                                                            ==========      ==========

       The accompanying notes are an integral part of the financial statements.

                                        3





                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED OCTOBER 31
                                   (UNAUDITED)

                                                             10/31/01        10/31/00
                                                            __________      __________

Revenues                                                    $  309,676      $  224,982
                                                            __________      __________

Costs and expenses:
   Cost of revenues                                            255,282         346,787
   Operating, general and administrative expenses              259,940         157,743
                                                            __________      __________

             Total costs and expenses                          515,222         504,530
                                                            __________      __________

             Loss from operations                             (205,546)       (279,548)
                                                            __________      __________

Other income (expense):
   Interest income                                              10,888               0
   Loss on uncollectible note receivable                        (2,028)              0
   Interest expense                                            (11,510)        (14,636)
                                                            __________      __________

             Total other income (expense)                       (2,650)        (14,636)
                                                            __________      __________

             Loss before income taxes                         (208,196)       (294,184)

Benefit from income taxes                                            0        (112,189)
                                                            __________      __________

             Net loss                                       $ (208,196)     $ (181,995)
                                                            ==========      ==========

             Net loss per common share                      $   (23.69)     $   (22.83)
                                                            ==========      ==========

       The accompanying notes are an integral part of the financial statements.

                                        4




                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED OCTOBER 31
                                   (UNAUDITED)

                                                             10/31/01        10/31/00
                                                            __________      __________

Revenues                                                    $  309,676      $  224,982
                                                            __________      __________

Costs and expenses:
   Cost of revenues                                            255,282         346,787
   Operating, general and administrative expenses              259,940         157,743
                                                            __________      __________

             Total costs and expenses                          515,222         504,530
                                                            __________      __________

             Loss from operations                             (205,546)       (279,548)
                                                            __________      __________

Other income (expense):
   Interest income                                              10,888               0
   Loss on uncollectible note receivable                        (2,028)              0
   Interest expense                                            (11,510)        (14,636)
                                                            __________      __________

             Total other income (expense)                       (2,650)        (14,636)
                                                            __________      __________

             Loss before income taxes                         (208,196)       (294,184)

Benefit from income taxes                                            0        (112,189)
                                                            __________      __________

             Net loss                                       $ (208,196)     $ (181,995)
                                                            ==========      ==========

             Net loss per common share                      $   (23.69)     $   (22.83)
                                                            ==========      ==========


       The accompanying notes are an integral part of the financial statements.


                                        5



                       LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED TO OCTOBER 31
                                   (Unaudited)

                                                             10/31/01        10/31/00
                                                            __________      __________

Cash flows from operating activities:
   Net loss                                                 $ (208,196)     $ (181,995)
   Adjustments to reconcile net income
       to net cash used in operating activities
       Depreciation and amortization                            48,042          38,298
       Bad debt                                                  2,028               0
       Deferred taxes                                                0        (112,189)
       (Increase) decrease in:
          Receivables                                           (3,874)        (31,340)
          Prepaid expenses                                      (8,459)         (9,338)
       Increase (decrease) in:
          Accounts payable                                       4,313          (3,717)
          Accrued expenses                                     (12,130)        (15,467)
                                                            __________      __________

       Net cash used in operating activities                  (178,276)       (315,748)
                                                            __________      __________

Cash flows from investing activities:
   Purchase of property and equipment                           (6,947)         (8,475)
                                                            __________      __________

Cash flows from financing activities:
   Net borrowings under
      line of credit                                                 0         300,000
   Principal payments on capital lease obligation                 (816)           (911)
   Principal payments on long-term debt                         (9,309)         (7,118)
                                                            __________      __________

       Net cash provided by (used in) financing activities     (10,125)        291,971
                                                            __________      __________

       Net decrease in cash                                   (195,348)        (32,252)

       Cash at beginning of the year                           974,897          86,802
                                                            __________      __________

       Cash at end of period                                $  779,549      $   54,550
                                                            ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $   11,451      $   14,636
                                                            ==========      ==========


       The accompanying notes are an integral part of the financial statements.


                                        6


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S STATEMENT
_______________________________

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at October 31, 2001 and July 31, 2001 and the results of operations for the quarters and year to date periods ended October 31, 2001 and October 31, 2000. The notes to the financial statements contained in the 2001 Annual Report to Shareholders and incorporated by reference into the 2001 Form 10-K should be read in conjunction with these financial statements.

NOTE 2 - INVESTMENT IN WINEBRENNER HOLDING CORP.
________________________________________________

The Company has accounted for the Investment in Winebrenner Holding Corp. at cost. Generally accepted accounting principles requires the investment to be written down to fair market value, if the decline in value is other than temporary. Management believes it is not practicable to estimate the fair value of its Investment in Winebrenner Holding Corp. because it consists of common stock of an untraded company; therefore the investment is carried at cost.

NOTE 3 - GOING CONCERN
______________________

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 2001


Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The results and the nature of operations for the company changed dramatically since 1998. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite increasing trend of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year operating lease with Michigan Livestock Exchange in East Lansing, Michigan, an agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and this was subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service was on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources of revenue from the property or to develop the portions of the property not required by the livestock auction operations.

         On May 4, 1998, the Board of Directors of the company approved, but put on hold, an Intrastate Stock Offering aimed at raising a minimum of $400,000 to be used for working capital and capital expenditures related to maintaining the property for operations and at the same time, developing warehouses or office rental space on the perimeter of the property. By the end of fiscal 1998, the company had been approached by Home of the Innocents, Inc., a not-for-profit health care provider to special needs children, with an expressed interest in purchasing 5 to 7 acres of the site. The company did not desire to break up the property and thereby diminish its value and the company had serious concerns about environmental issues because of past uses of the property, for example about 6 acres had been used as a railroad bed for many decades. Accordingly, the company later proceeded with an Intrastate Stock Offering which culminated January 4, 1999, raising $597,000 in capital to be used for maintenance and improvements, of possible rentable warehouses and/or office/warehouse on the portion of the property not used in the livestock auction operations.

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2001


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2001


The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc. Subsequently, the Company increased the amount of investment into Accounting USA and the total amount has increased to 1.9 Million.

RESULTS OF OPERATIONS

         The primary focus of the company over the last two years has been to move Accounting USA, Inc. to a break-even point.

INCOME STATEMENT

         Accounting service fee revenue increased by 107.5% the quarter ended October 31, 2001, compared to the same quarter one year ago. Actual accounting service fee revenues were $127,931 and $265,443 respectively for the quarterly periods ended October 31, 2000 and 2001. The primary factors for this increase include a more seasoned sales force, improvement in referral-based selling techniques and greater awareness of the company's service in the marketplace. The average billable value of the company's clients has remained relatively stable, with an average monthly fee structure of $900 per client. The company plans to increase its billing rate, on average, by another 5% during the second half of the fiscal year July 31, 2002. This rate increase is not expected to impact the company's growth rate in terms of new clients sold.

         The  company's  most  significant  cost of sales area,  the  accounting department, reflected a significant percentage decrease relative to its relationship to accounting service fee revenue. The accounting department's dollar cost did increase from $118,571 to $156,483 as we compare the quarterly periods ended October 31, 2000 and 2001, but as a percentage of service revenue, the accounting department's cost actually fell from 92.7% of sales to 59.0% of sales. The second largest cost of sales area of the company, the payroll department, actually experienced both a dollar cost increase from $29,863 to $73,921 as well as a percentage increase from 23.3% of sales to 27.8% of sales as we compare the quarterly periods ended October 31, 2000 and 2001, respectively. Increased efficiencies in processing methods and improved management techniques were important reasons for the improvement in the performance of the accounting department. Relative to the payroll department, the company closed this department during this quarter and began outsourcing this function to a key strategic payroll partner to both reduce cost and gain greater efficiency in its key accounting area.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2001


         Sales and marketing cost actually decreased from $93,239 for the quarterly period ended October 31, 2000 to $48,719 for the quarterly period ended October 31, 2001, or a 47.7% decrease. This decrease primarily related to reductions made to the sales staff relative to unproductive sales personnel. The referral-based selling techniques developed by the company over the last year do not require as many sales personnel to produce effective results. The company also reduced some advertising expenditures that were deemed to be largely ineffective.

         Depreciation expense increased from $19,779 for the quarterly period ended October 31, 2000 to $31,950 for the quarterly period ended October 31, 2001.

         Other notable operating cost increases included the company's delivery cost, or the fees associated with the delivery of the company's accounting processing to its clients. These cost increased from $5,010 to $15,542 as we compare the quarterly periods ended October 31, 2000 to October 31, 2001. The company is evaluating new delivery methods to reduce its delivery cost below 5% of the service fee revenue program.

         General and administrative cost and technology cost, on a combined basis, increased from $81,129 for quarterly period ended October 31, 2000 to $90,338 for the quarterly period ended October 31, 2001, or a 11.4% increase. The company continues to invest in technology solutions that will allow it to better serve its clients and permit greater access to its web-based information system. The company expects a relatively modest increase in these general and administrative and technology expenses in the next few quarterly periods.

BALANCE SHEET

         The company's accounts receivable increase by 102.9%, based upon open receivables at October 31, 2000 of $46,010 compared to open receivables of $93,348 at October 31, 2001. This increase in open receivables is consistent with the company's increases sales volume.

         Gross fixed assets increased from their October 31, 2000 position $374,618 to the October 31, 2001 position of $444,937, or an increase of $70,319. The increased expenditures were primarily related to technology equipment and software. The company is not anticipating making any significant expenditures in the near future since most of the technology infrastructure is in place.

         The company is currently amortizing an intangible asset referred to as Capital Client Listing associated with the acquisition of a competitor's client base in the prior fiscal year. As of October 31, 2001, the gross intangible asset basis was $125,322 with accumulated amortization of $25,157. No balances existed relative to this asset as of October 31, 2000.

         Trade accounts payable increased from their October 31, 2000 position of $7,796 to their October 31, 2001 position of $25,948.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2001


ACQUISITION OR DISPOSITION OF ASSETS

         On January 31, 2001, the Company sold the real estate located at 2300 Greene Way for $1,062,500. On May 30, 2001 the company also sold for $1,250,000 a commercial property located at 2200 Greene Way. Currently the property located at 2211 Greene Way is listed for sale for a sale price of $1,375,000.

LIQUIDITY AND CAPITAL NEEDS

         The company currently has approximately $780,000 in cash with a debt of approximately $495,000 on 2211 Greene Way. The property is listed and is anticipated that it could be sold within the year. The company has available approximately $1,250,000 - $1,500,000 that would be used to inject as needed into Accounting USA, Inc. It is expected that Accounting USA, Inc. will reach a break-even point on or before the end of fiscal year July 31, 2002. It is believed, based upon current projections no more than $150,000 is needed to be invested in Accounting USA, Inc. Accordingly, the company has available the liquidity and additional capital necessary to reach a point where losses cease and Accounting USA, Inc. can be taken to the next level.

LITIGATION

          On March 23. 1999, two minority shareholders, Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individuals Thurman L, Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the Plaintiffs on July 8, 1999. On June 30, 1999, the Plaintiffs filed a Motion to Amend the Complaint to substitute another Plaintiff in place of one of the original Plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the Plaintiff's Motion and allowed Terry Kennedy to be substituted as a Plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their Motion to Amend the Complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(bX6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint in effect validated the reverse split of the company completed on April 5, 1998.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2001


         On July 17, 2001, the company entered into a Settlement Agreement with the two-named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the Settlement Agreement the Company and the named Defendants disclaimed any liability. A settlement was agreed to because of the cost litigating the matter. In the settlement the company agreed to give each named Plaintiff, stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ.

         Further, any shareholders who tendered their stock in the Tender Offer, in 1997 will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee Sisney will put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work that was done up to and including the settlement agreement. A Fairness Hearing was held on November 20, 2001. Only one (1) shareholder with standing was allowed to object at the Fairness Hearing. Legal counsel was directed to prepare a statement of Facts and Conclusions of Law and when completed the Court will make a final determination.

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

                                          LINCOLN INTERNATONAL CORPORATION



                                          /s/ LEE SISNEY
                                          _________________________
                                          Lee Sisney, President



                                          /s/ BRIAN MCDONALD
                                          _________________________
                                          Brian McDonald, Secretary


Dated this 14th day of December, 2001