Form 10-Q
period 2002-01-31
LINCOLN INTERNATIONAL CORP
filed 2002-03-14
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.

                               __________________

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               __________________

      For the Quarter ended January 31, 2002    Commission file No. 0-0767

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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                          PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2002
              and July 31, 2001                                             3

          Statements of Operations for the quarters
              and year-to-date periods ended January 31, 2002
              and January 31, 2001                                         4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended January 31, 2002
              and January 31, 2001                                         6 - 7

          Notes to the Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9 - 14

Part II: Other Information

     Item 6                                                                   15

     Signature                                                                16


                        LINCOLN INTERNATIONAL CORPORATION
                         PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                                                  (Unaudited)
                                                                    1/31/02               7/31/01
                                                               ----------------     ----------------
                                     ASSETS
Current assets:
   Cash                                                        $        633,269     $        974,897
   Accounts receivable, net of allowance for
    doubtful accounts of $400 ($400 at 07/31/01)                         82,138               83,212
   Note receivable, net of allowance for
    doubtful accounts of $39,133 ($35,100 at 07/31/01)                   49,747               52,747
   Other receivables                                                     15,186               13,429
   Prepaid expenses                                                      26,640               20,948
                                                                ---------------      ---------------
             Total current assets                                       806,980            1,145,233
                                                                ---------------      ---------------

Net property, plant and equipment                                     1,057,029            1,117,443
                                                                ---------------      ---------------
Noncurrent assets:
   Investment in Winebrenner Capital Partners, LLC                      250,000              250,000
   Goodwill, net                                                        158,838              178,691
   Deferred tax asset                                                   293,981              289,151
                                                                ---------------      ---------------
             Total noncurrent assets                                    702,819              717,842
                                                                ---------------      ---------------
Total assets                                                   $      2,566,828     $      2,980,518
                                                                ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                        $         40,839     $         39,103
   Obligation under capital lease                                         3,687                3,730
   Accounts payable                                                     155,917              153,592
   Accrued expenses                                                      52,183               50,873
   Income taxes payable                                                       0               18,433
                                                                ---------------      ---------------
             Total current liabilities                                  252,626              265,731
                                                                ---------------      ---------------

Noncurrent liabilities:
   Long-term debt, less current maturities                              541,492              562,054
   Obligation under capital lease                                         9,190               11,266
   Deferred tax liability                                               293,981              289,151
                                                                ---------------      ---------------
             Total noncurrent liabilities                               844,663              862,471
                                                                ---------------      ---------------

             Total liabilities                                        1,097,289            1,128,202
                                                                ---------------      ---------------

Stockholders' equity
   Common stock, no par value, 3,000,000 shares
    authorized, 8,787 issued and outstanding                          1,993,998            1,993,998
   Retained earnings (deficit)                                         (524,459)            (141,682)
                                                                ---------------      ---------------

             Total stockholders' equity                               1,469,539            1,852,316
                                                                ---------------      ---------------
             Total liabilities and stockholders' equity        $      2,566,828     $      2,980,518
                                                                ===============      ===============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE QUARTER ENDED JANUARY 31
                                   (UNAUDITED)

                                                                     1/31/02              1/31/01
                                                               -----------------     --------------

Revenues                                                       $         334,944     $      284,141
                                                                ----------------      -------------

Costs and expenses:
   Cost of revenues                                                      237,208            120,734
   Operating, general and administrative expenses                        262,512            399,648
                                                                ----------------      -------------

             Total costs and expenses                                    499,720            520,382
                                                                ----------------      -------------

             Loss from operations                                       (164,776)          (236,241)
                                                                ----------------      -------------
Other income (expense):
   Gain on sale of property                                                    0             95,325
   Interest income                                                         7,208             16,680
   Loss on uncollectible note receivable                                  (2,005)                 0
   Interest expense                                                      (15,004)           (30,751)
                                                                ----------------      -------------

             Total other income (expense)                                 (9,801)            81,254
                                                                ----------------      -------------

             Loss before income taxes                                   (174,577)          (154,987)
Benefit from income taxes                                                      0           (195,000)
                                                                ----------------      -------------

             Net income (loss)                                 $        (174,577)    $       40,013
                                                                ================      =============

             Net income (loss) per common share                $          (19.87)    $         4.55
                                                                ================      =============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                    1/31/02               1/31/01
                                                               -----------------     ----------------

Revenues                                                       $         644,620     $        509,123
                                                                ----------------      ---------------

Costs and expenses:
   Cost of revenues                                                      492,490              467,521
   Operating, general and administrative expenses                        522,452              557,391
                                                                ----------------      ---------------

             Total costs and expenses                                  1,014,942            1,024,912
                                                                ----------------      ---------------

             Loss from operations                                       (370,322)            (515,789)
                                                                ----------------      ---------------
Other income (expense):
   Gain on sale of property                                                    0               95,325
   Interest income                                                        18,096               16,680
   Loss on uncollectible note receivable                                  (4,033)                   0
   Interest expense                                                      (26,514)             (45,387)
                                                                ----------------      ---------------

             Total other income (expense)                                (12,451)              66,618
                                                                ----------------      ---------------

             Loss before income taxes                                   (382,773)            (449,171)

Benefit from income taxes                                                      0             (307,186)
                                                                ----------------      ---------------

             Net loss                                          $        (382,773)    $       (141,985)
                                                                ================      ===============

             Net loss per common share                         $          (43.56)    $         (16.16)
                                                                ================      ===============



The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (Unaudited)

                                                                        1/31/02               1/31/01
                                                                   -----------------     ---------------
Cash flows from operating activities:
   Net loss                                                        $        (382,773)    $      (141,985)
   Adjustments to reconcile net loss
       to net cash used in operating activities
       Depreciation                                                           76,233              75,374
       Stock issued                                                                0               2,100
       Amortization                                                           19,851               8,950
       Gain on sale of property                                                    0              95,325
       Deferred taxes                                                              0            (306,922)
       (Increase) decrease in:
         Accounts receivable                                                   1,074              (8,545)
         Other receivables                                                     1,243            (302,538)
         Prepaid expenses                                                     (5,692)              7,170
       Increase (decrease) in:
         Accounts payable                                                      2,325              (7,675)
         Accrued expenses                                                    (17,124)             18,516
                                                                    ----------------      --------------

         Net cash used in operating activities                              (304,863)           (560,230)
                                                                    ----------------      --------------

Cash flows from investing activities:
   Purchase of property and equipment                                        (15,820)             (6,505)
   Proceeds from sale of property and equipment                                    0             809,624
   Purchase of Vena Marks & Associates, LLC                                        0            (100,000)
   Purchase of Investment in Winebrenner Capital Partners, LLC                     0            (250,000)
                                                                    ----------------      --------------

       Net cash provided by (used in) investing activities                   (15,820)            453,119
                                                                    ----------------      --------------






The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (Unaudited)


                                                                        1/31/02               1/31/01
                                                                   -----------------     ---------------
Cash flows from financing activities:
   Net borrowings under
      line of credit                                                               0             500,000
   Principal payments on capital lease obligation                             (2,119)             (2,294)
   Principal payments on long-term debt                                      (18,826)            (14,381)
                                                                    ----------------      --------------

       Net cash provided by (used in) financing activities                   (20,945)            483,325
                                                                    ----------------      --------------

       Net increase (decrease) in cash                                      (341,628)            376,214

       Cash at beginning of the year                                         974,897              86,802
                                                                    ----------------      --------------

       Cash at end of period                                       $         633,269     $       463,016
                                                                    ================      ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $          26,494     $        45,387
                                                                    ================      ==============

Acquistion of Vena Marks & Associates, LLC
       Assets acquired:
         Property and equipment                                    $               0     $         5,000
         Goodwill                                                                  0             123,000
                                                                    ----------------      --------------
                                                                   $               0     $       128,000
                                                                    ================      ==============

       Payment for assets acquired
         Cash paid at closing                                      $               0     $       100,000
         Stock issued                                                              0              28,000
                                                                    ----------------      --------------
                                                                   $               0     $       128,000
                                                                    ================      ==============

Acquistion of Minority Interest
       Assets acquired:
         Goodwill                                                  $               0     $        84,000
                                                                    ================      ==============

       Payment for assets acquired
         Stock issued                                              $               0     $             0
                                                                    ================      ==============

Supplemental schedule of noncash financing activities:

       Debt paid by refinancing                                    $               0     $     1,000,000
                                                                    ================      ==============

The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S STATEMENT
-------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at January 31, 2002 and July 31, 2001 and the results of operations for the quarters and year to date periods ended January 31, 2002 and January 31, 2001. The notes to the financial statements contained in the 2001 Annual Report to Shareholders and incorporated by reference into the 2001 Form 10-K should be read in conjunction with these financial statements.

NOTE 2 - INVESTMENT IN WINEBRENNER HOLDING CORP.
------------------------------------------------

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

NOTE 3 - GOING CONCERN
----------------------
As shown in the accompanying statements of operations, the Company has incurred continuing losses from operations. Management has developed a plan to increase sales, as well as their profit margin, and to decrease operating expenses. The Company is also actively searching for existing bookkeeping companies to acquire. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2002

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2002

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2002

The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc. Subsequently, the Company increased the amount of investment in Accounting USA.

RESULTS OF OPERATIONS FOR ACCOUNTING USA, INC.
----------------------------------------------

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.
--------------------------------------------

Accounting service fee revenue increased by 39.7% the quarter ended January 31, 2002, compared to the same quarter one year ago. Actual accounting service fee revenues were $208,038 and $290,712 respectively for the quarterly periods ended January 31, 2001 and 2002. The primary factors for this increase include a more seasoned sales force, improvement in referral-based selling techniques and greater awareness of the company's service in the marketplace. The average billable value of the company's clients has remained relatively stable, with an average monthly fee structure of $900 per client. For the six months ended January 31, 2001 and 2002, accounting service revenues increased from $335,969 to $556,155, or 65.5%.

The company's most significant cost of sales area, the accounting department, reflected a significant percentage decrease relative to its relationship to accounting service fee revenue. The accounting department's dollar cost did increase slightly from $159,400 to $162,770 as we compare the quarterly periods ended January 31, 2001 and 2002, but as a percentage of service revenue, the accounting department's cost actually fell from 76.6% of sales to 56.0% of sales. Increased efficiencies in processing methods and improved management techniques were important reasons for the improvement in the performance of the accounting department. For the six months ended January 31, 2001 and 2002, respectively, accounting department costs increased from $277,972 to $319,253, or 14.8%.

The second largest cost of sales area of the company, the payroll department, experienced a dollar cost increase from $37,261 to $48,383, but experienced a decline from 17.9% of sales to 16.6% of sales as we compare the quarterly periods ended January 31, 2001 and 2002, respectively. For the six months ended January 31, 2001 and 2002, respectively, payroll department costs increased from $67,125 to $122,304. Relative to the payroll department, the company closed this department during last quarter and began outsourcing this function to a key strategic payroll partner to both reduce cost and gain greater efficiency in its key accounting area.

Sales and marketing cost actually decreased from $52,008 for the quarterly period ended January 31, 2001 to $39,599 for the quarterly period ended January 31, 2002, or a 23.8% decrease. This decrease primarily related to reductions made to the sales staff relative to unproductive sales personnel. The referral-based selling techniques developed by the company over the last year do not require as many sales personnel to produce effective results. The company also reduced some advertising expenditures that were deemed to be largely ineffective. For the six months ended January 31, 2001 and 2002, respectively, sales and marketing costs decreased from $145,248 to $88,319, or 39.2%.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2002

Depreciation and amortization expense increased from $25,929 for the quarterly period ended January 31, 2001 to $37,676 for the quarterly period ended January 31, 2002. For the six months ended January 31, 2001 and 2002, respectively, depreciation and amortization expense increased from $45,708 to $75,352, or 64.8%.

Other notable operating cost increases included the company's delivery cost, or the fees associated with the delivery of the company's accounting processing to its clients. These cost increased from $9,563 (4.6% of revenue) to $14,983 (5.2% of revenue) as we compare the quarterly periods ended January 31, 2001 to January 31, 2002. The company is evaluating new delivery methods to reduce its delivery cost below 5% of the service fee revenue program.

General and administrative cost and technology cost, on a combined basis, increased from $86,779 for quarterly period ended January 31, 2001 to $95,012 for the quarterly period ended January 31, 2002, or a 9.5% increase. For the six months ended January 31, 2001 and 2002, respectively, general and administrative and technology expenses increased from $167,908 to $185,352, or 10.4%. The company continues to invest in technology solutions that will allow it to better serve its clients and permit greater access to its web-based information system. The company expects a relatively modest increase in these general and administrative and technology expenses in the next few quarterly periods.


BALANCE SHEET FOR ACCOUNTING USA, INC.
--------------------------------------

The company's accounts receivable (net of the reserve) increased by only 14.8%, based upon open receivables at January 31, 2001 of $71,541 compared to open receivables of $82,138 at January 31, 2002. Given the quarterly increase in accounting service revenue of almost 40% from the prior year, this increase in open receivables is considered low due to an aggressive collection approach adopted by the company.

Gross tangible fixed assets increased from their January 31, 2001 position of $385,550 to the January 31, 2002 position of $453,810, or an increase of $68,260. The increased expenditures were primarily related to technology equipment and software. The company is not anticipating making any significant expenditure in the near future since most of the technology infrastructure is in place.

The company is currently amortizing an intangible asset referred to as Capitalized Client Listing associated with the acquisition of a competitor's client base in the prior fiscal year. As of January 31, 2002, the gross intangible asset basis was $125,322 with accumulated amortization of $30,883. As of January 31, 2001, the gross intangible asset basis was $123,000 with accumulated amortization of $6,150.

Trade accounts payables increased from their January 31, 2001 position of $13,127 to their January 31, 2002 position of $33,610.

Term debt of the company increased slightly from the prior year, with $91,173 and $86,043 outstanding for the periods of January 31, 2002 and 2001, respectively.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2002

ACQUISITION OR DISPOSITION OF ASSETS

         On January 31, 2001, the company sold the real estate located at 2300 Greene Way for $1,062,500. On May 30, 2001 the company also sold for $1,250,000 a commercial property located at 2200 Greene Way. Currently the property located at 2211 Greene Way is listed for sale for a sale price of $1,375,000.

LIQUIDITY AND CAPITAL NEEDS

         The company currently has approximately $538,000 in cash with a debt of approximately $495,000 on 2211 Greene Way. The property is listed and is anticipated that it could be sold within the year. The company has available approximately $1,250,000 - $1,500,000 that would be used to inject as needed into Accounting USA, Inc. It is expected that Accounting USA, Inc. will reach a break-even point on or before the end of 2002. It is believed, based upon current projections no more than $120,000 is needed to be invested in Accounting USA, Inc. Accordingly, the company has available the liquidity and additional capital necessary to reach a point where losses cease and Accounting USA, Inc. can be taken to the next level.

LITIGATION

         On March 23, 1999, two minority shareholders, Merle Brewer and Sarah Forree, filed a lawsuit in the United States District Court, Western District of Kentucky Louisville Division against Lincoln International Corporation, and individuals Thurman L. Sisney, David Barhorst (who resigned June of 1998) and Mr. Richard Dolin (deceased in February of 1999). The case is styled: Civil Action No. 3:99CV-178-S. On May 18, 1999, Lincoln International Corporation filed a Motion to Dismiss the complaint alleging that there are no questions of law nor facts substantiating the allegations in the complaint. A response to the Motion to Dismiss was filed by the Plaintiffs on July 8, 1999. On June 30, 1999, the Plaintiffs filed a Motion to Amend the Complaint to substitute another Plaintiff in place of one of the original Plaintiffs, Sarah Forree. On December 23, 1999 the Court granted the Plaintiff's Motion and allowed Terry Kennedy to be substituted as a Plaintiff for Sarah Forree. On February 18, 2000 the company filed an Amended Motion to Dismiss. Defendants have also raised in their Motion to Amend the Complaint the allegation that notice of dissenter's rights should have been provided in the reverse split that concluded on April 5, 1998. On December 20, 2000 the Court entered an Order Dismissing Count X of the Plaintiffs Amended Complaint for failure to state a claim upon which relief could be granted pursuant to Fed. R. Civ. P. 12(bx6) and denied the company's Motion with respect to dismissing the remainder of the Plaintiffs Amended Complaint. The Court's dismissal of Count X of the Complaint in effect validated the reverse split of the company completed on April 5, 1998.

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2002

         Further, any shareholders who tendered their stock in the Tender Offer, in 1997 will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee Sisney will put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work that was done up to and including the settlement agreement. A Fairness Hearing was held on November 20, 2001. Only one (1) shareholder with standing was allowed to object at the Fairness Hearing. Legal counsel was directed to prepare a Statement of Facts and Conclusions of Law and when completed the Court will make a final determination. On January 15, 2002 the Court approved the Settlement Agreement. The company will take the appropriate steps to effectuate the terms of the Settlement Agreement approved by the Court on January 15, 2002.

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

                                        LINCOLN INTERNATONAL CORPORATION


                                        /s/LEE SISNEY
                                        --------------------------------------
                                        Lee Sisney, President


                                        /s/BRIAN MCDONALD
                                        --------------------------------------
                                        Brian McDonald, Secretary

Dated this 14th day of March, 2002