Form 10-Q
period 2002-04-30
LINCOLN INTERNATIONAL CORP
filed 2002-06-19
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.

                          ____________________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ____________________________


For the Quarter ended April 30, 2002                 Commission  file No. 0-0767

                          ____________________________


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

         YES   [X]                                           NO   [ ]


Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 8,792 of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of April 30, 2002
              and July 31, 2001                                             3

          Statements of Operations for the quarters
              and year-to-date periods ended April 30, 2002
              and April 30, 2001                                          4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended April 30, 2002
              and April 30, 2001                                          6 - 7

          Notes to the Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9 - 15

Part II: Other Information

     Item 6                                                                 16

     Signature                                                              17


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                                 (Unaudited)      (Restated)
                                                                   4/30/02          7/31/01
                                                                 ___________      __________

                                     ASSETS
Current assets:
   Cash                                                           $  410,785      $  974,897
   Accounts receivable, net of allowance for
     doubtful accounts of $400 ($400 at 07/31/01)                    106,276          83,212
   Note receivable, net of allowance for
     doubtful accounts of $40,971 ($35,100 at 07/31/01)               44,247          52,747
   Other receivables                                                  15,526          13,429
   Prepaid expenses                                                   13,230          20,948
                                                                  __________      __________
             Total current assets                                    590,064       1,145,233
                                                                  __________      __________
Net property, plant and equipment                                  1,018,913       1,117,443
                                                                  __________      __________
Noncurrent assets:
   Goodwill, net                                                     148,913         178,691
   Deferred tax asset                                                296,397         289,151
                                                                  __________      __________
             Total noncurrent assets                                 445,310         467,842
                                                                  __________      __________
Total assets                                                      $2,054,287      $2,730,518
                                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                           $   41,739      $   39,103
   Obligation under capital lease                                      5,142           3,730
   Accounts payable                                                   76,673         153,592
   Accrued expenses                                                   23,567          50,873
   Deferred rental income                                              1,842               0
   Income taxes payable                                                    0          18,433
                                                                  __________      __________
             Total current liabilities                               148,963         265,731
                                                                  __________      __________

Noncurrent liabilities:
   Long-term debt, less current maturities                           530,572         562,054
   Obligation under capital lease                                      6,817          11,266
   Deferred tax liability                                            296,397         289,151
                                                                  __________      __________
             Total noncurrent liabilities                            833,786         862,471
                                                                  __________      __________

             Total liabilities                                       982,749       1,128,202
                                                                  __________      __________
Stockholders' equity:
   Common stock, no par value, 3,000,000 shares
     authorized, 8,792 issued and outstanding (8,787 in 2001)      1,990,598       1,993,998
   Retained earnings (deficit)                                      (919,060)       (391,682)
                                                                  __________      __________

             Total stockholders' equity                            1,071,538       1,602,316
                                                                  __________      __________

             Total liabilities and stockholders' equity           $2,054,287      $2,730,518
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
                                   (UNAUDITED)


                                                       4/30/02        4/30/01
                                                      _________      _________

Revenues                                              $ 331,716      $ 325,717
                                                      _________      _________


Costs and expenses:
   Cost of revenues                                     220,152        260,941
   Operating, general and administrative expenses       241,938        245,322
                                                      _________      _________

             Total costs and expenses                   462,090        506,263
                                                      _________      _________

             Loss from operations                      (130,374)      (180,546)
                                                      _________      _________

Other income (expense):
   Interest income                                        4,562         14,758
   Loss on uncollectible note receivable                 (1,838)             0
   Interest expense                                     (16,953)       (17,832)
                                                      _________      _________

             Total other income (expense)               (14,229)        (3,074)
                                                      _________      _________

             Loss before income taxes                  (144,603)      (183,620)

Benefit from income taxes                                     0        (10,103)
                                                      _________      _________

             Net income (loss)                        $(144,603)     $(173,517)
                                                      =========      =========

             Net income (loss) per common share       $  (16.45)     $  (19.75)
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


                                                                      (Restated)
                                                       4/30/02         4/30/01
                                                      __________      _________

Revenues                                              $  976,336      $ 834,840
                                                      __________      _________


Costs and expenses:
   Cost of revenues                                      712,642        728,462
   Operating, general and administrative expenses        764,390        802,713
                                                      __________      _________

             Total costs and expenses                  1,477,032      1,531,175
                                                      __________      _________

             Loss from operations                       (500,696)      (696,335)
                                                      __________      _________

Other income (expense):
   Gain on sale of property                                    0         95,325
   Interest income                                        22,658         31,438
   Loss on uncollectible note receivable                  (5,871)             0
   Interest expense                                      (43,467)       (63,219)
                                                      __________      _________

             Total other income (expense)                (26,680)        63,544
                                                      __________      _________

             Loss before income taxes                   (527,376)      (632,791)

Benefit from income taxes                                      0       (317,289)
                                                      __________      _________

             Net loss                                   (527,376)      (315,502)

Other comprehensive income (loss):
   Unrealized loss on investments                              0       (250,000)
                                                      __________      _________

             Comprehensive loss                       $ (527,376)     $(565,502)
                                                      ==========      =========


             Net loss per common share                $   (59.98)     $  (35.91)
                                                      ==========      =========


The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE NINE MONTHS ENDED APRIL 30
                                   (Unaudited)


                                                                    4/30/02        4/30/01
                                                                   _________      _________

Cash flows from operating activities:
   Net loss                                                        $(527,376)     $(565,502)
   Adjustments to reconcile net loss
       to net cash used in operating activities
       Depreciation                                                  114,350        106,002
       Stock issued                                                        0          2,100
       Amortization                                                   29,778         19,300
       Gain on sale of property                                            0         95,325
       Unrealized loss on investments                                      0        250,000
       Deferred taxes                                                      0       (317,025)
       (Increase) decrease in:
         Accounts receivable                                         (23,064)       (40,140)
         Other receivables                                             6,403        (51,943)
         Prepaid expenses                                              7,718         13,440
       Increase (decrease) in:
         Accounts payable                                            (76,921)       (34,144)
         Accrued expenses                                            (27,306)       (26,976)
         Income taxes payable                                        (18,433)             0
         Deferred rental income                                        1,842              0
                                                                   _________      _________

         Net cash used in operating activities                      (513,009)      (549,563)
                                                                   _________      _________

Cash flows from investing activities:
   Purchase of property and equipment                                (15,820)       (11,727)
   Proceeds from sale of property and equipment                            0        809,624
   Purchase of Vena Marks & Associates, LLC                                0       (100,000)
   Purchase of Investment in Winebrenner Capital Partners, LLC             0       (250,000)
                                                                   _________      _________

         Net cash provided by (used in) investing activities         (15,820)       447,897
                                                                   _________      _________



The accompanying notes are an integral part of the Consolidated Financial Statements.




                                                                    4/30/02        4/30/01
                                                                   _________      _________

Cash flows from financing activities:
   Proceeds from issuance of common stock                                600              0
   Purchase of treasury stock                                         (4,000)             0
   Net borrowings under
      line of credit                                                       0        500,000
   Principal payments on capital lease obligation                     (3,037)        (4,156)
   Proceeds from long-term debt                                            0         25,000
   Principal payments on long-term debt                              (28,846)       (23,917)
                                                                   _________      _________

       Net cash provided by (used in) financing activities           (35,283)       496,927
                                                                   _________      _________

       Net increase (decrease) in cash                              (564,112)       395,261

       Cash at beginning of the year                                 974,897         86,802
                                                                   _________      _________

       Cash at end of period                                       $ 410,785      $ 482,063
                                                                   =========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $  17,069      $  63,219
                                                                   =========      =========

Acquistion of Vena Marks & Associates, LLC
   Assets acquired:
       Property and equipment                                      $       0      $   5,000
       Goodwill                                                            0        123,000
                                                                   _________      _________
                                                                   $       0      $ 128,000
                                                                   =========      =========
   Payment for assets acquired
       Cash paid at closing                                        $       0      $ 100,000
       Stock issued                                                        0         28,000
                                                                   _________      _________
                                                                   $       0      $ 128,000
                                                                   =========      =========

Acquistion of Minority Interest
   Assets acquired:
       Goodwill                                                    $       0      $  84,000
                                                                   =========      =========
   Payment for assets acquired
       Stock issued                                                $       0      $  84,000
                                                                   =========      =========
Supplemental schedule of noncash financing activities:

   Debt paid by refinancing                                        $       0     $1,000,000
                                                                   =========      =========

                                        7


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S STATEMENT
_______________________________

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at April 30, 2002 and July 31, 2001 and the results of operations for the quarters and year to date periods ended April 30, 2002 and April 30, 2001. The notes to the financial statements contained in the 2001 Annual Report to Shareholders and incorporated by reference into the 2001 Form 10-K should be read in conjunction with these financial statements.


NOTE 2 - GOING CONCERN
______________________

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

NOTE 3 - PRIOR PERIOD ADJUSTMENT
________________________________

The prior period financial statements were adjusted to reflect the write down of investments to market value. The effect of this adjustment resulted in an increase of the previously reported net loss and a decrease in retained earnings of $250,000.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2002


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


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

RESULTS OF OPERATIONS FOR ACCOUNTING USA, INC.
______________________________________________

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.
____________________________________________

Accounting service fee revenue increased by 18.1% the quarter ended April 30, 2002, compared to the same quarter one year ago. Actual accounting service fee revenues were $243,598 and $287,487 respectively for the quarterly periods ended April 30, 2001 and 2002. The primary factors for this increase include a more seasoned sales force, improvement in referral-based selling techniques and greater awareness of the company's service in the marketplace. The average billable value of the company's clients has remained relatively stable, with an average monthly fee structure of $900 per client. For the nine months ended April 30, 2001 and 2002, accounting service revenues increased from $579,567 to $843,642, or 45.6%.

The company's most significant cost of sales area, the accounting department, reflected a significant percentage decrease relative to its relationship to accounting service fee revenue. The accounting department's dollar cost actually decreased slightly from $159,472 to $158,789 as we compare the quarterly periods ended April 30, 2001 and 2002, and as a percentage of service revenue, the accounting department's cost actually fell from 65.5% of sales to 55.2% of sales. Increased efficiencies in processing methods and improved management techniques were important reasons for the improvement in the performance of the accounting department. For the nine months ended April 30, 2001 and 2002, respectively, accounting department costs increased from $437,444 to $478,043, or 9.3%.

The second largest cost of sales area of the company, the payroll department, experienced a dollar cost decrease from $43,106 to $39,680, and it also experienced a decline from 17.7% of sales to 13.8% of sales as we compare the quarterly periods ended April 30, 2001 and 2002, respectively. For the nine months ended April 30, 2001 and 2002, respectively, payroll department costs increased from $110,231 to $161,984. Relative to the payroll department, the company closed this department during the first quarter of the current fiscal year and began outsourcing this function to a key strategic payroll partner to both reduce cost and gain greater efficiency in its key accounting area.

Sales and marketing cost actually decreased from $42,850 for the quarterly period ended April 30, 2001 to $35,757 for the quarterly period ended April 30, 2002, or a 16.5% decrease. This decrease primarily related to reductions made to the sales staff relative to unproductive sales personnel. The referral-based selling techniques developed by the company over the last year do not require as many sales personnel to produce effective results. The company also reduced some advertising expenditures that were deemed to be largely ineffective. For the nine months ended April 30, 2001 and 2002, respectively, sales and marketing costs decreased from $188,098 to $124,075, or 34.0%.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


Depreciation and amortization expense increased from $25,929 for the quarterly period ended April 30, 2001 to $37,676 for the quarterly period ended April 30, 2002. For the nine months ended April 30, 2001 and 2002, respectively, depreciation and amortization expense increased from $71,637 to $113,028, or 57.8%.

Other notable operating cost areas include the company's conversion cost, or the cost related to the addition of new clients and the conversion of their accounting records from its predecessor accounting platform to the company's platform. These cost are primarily labor and supplies. These cost decreased from $26,245 (10.8% of revenue) to $19,016 (6.6% of revenue) as we compare the quarterly periods ended April 30, 2001 to April 30, 2002. For the nine months ended April 30, 2001 and 2002, respectively, conversion cost decreased slightly from $59,156 to $57,315, or 3.1%.

General and administrative cost and technology cost, on a combined basis, increased from $84,493 for quarterly period ended April 30, 2001 to $93,774 for the quarterly period ended April 30, 2002, or a 10.9% increase. For the nine months ended April 30, 2001 and 2002, respectively, general and administrative and technology expenses increased from $252,402 to $279,126, or 10.6%. The company continues to invest in technology solutions that will allow it to better serve its clients and permit greater access to its web-based information system. The company expects a relatively modest increase in these general and administrative and technology expenses in the next few quarterly periods.


BALANCE SHEET FOR ACCOUNTING USA, INC.
______________________________________

The company's accounts receivable (net of the reserve) actually decreased by ..5%, based upon open receivables at April 30, 2001 of $99,223 compared to open receivables of $98,714 at April 30, 2002. Given the quarterly increase in accounting service revenue of over 18% from the prior year, the open receivables balance has benefited from an aggressive collection approach adopted by the company.

Gross tangible fixed assets increased from their April 30, 2001 position of $363,966 to the April 30, 2002 position of $425,562, or an increase of $61,596. The increased expenditures were primarily related to technology equipment and software. The company is not anticipating making any significant expenditure in the near future since most of the technology infrastructure is in place.

The company is currently amortizing an intangible asset referred to as Capitalized Client Listing associated with the acquisition of a competitor's client base in the prior fiscal year. As of April 30, 2002, the gross intangible asset basis was $125,322 with accumulated amortization of $36,610. As of April 30, 2001, the gross intangible asset basis was $123,000 with accumulated amortization of $12,300.

Trade accounts payables increased from their April 30, 2001 position of $10,532 to their April 30, 2002 position of $34,072.

Term debt of the company decreased from the prior year, with $95,760 and $117,409 outstanding for the periods of April 30, 2002 and 2001, respectively.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


ACQUISITION OR DISPOSITION OF ASSETS

         On January 31, 2001, the company sold the real estate located at 2300 Greene Way for $1,062,500. On May 30, 2001 the company also sold for $1,250,000 a commercial property located at 2200 Greene Way. Currently the property located at 2211 Greene Way is listed for sale for a sale price of $1,375,000.

LIQUIDITY AND CAPITAL NEEDS

         The company currently has approximately $411,000 in cash with a debt of approximately $490,000 on 2211 Greene Way. The property is listed and is anticipated that it could be sold within the year. The company has available approximately $1,250,000 - $1,500,000 that would be used to inject as needed into Accounting USA, Inc. It is expected that Accounting USA, Inc. will reach a break-even point on or before the end of 2002. It is believed, based upon current projections no more than $60,000 is needed to be invested in Accounting USA, Inc. Accordingly, the company has available the liquidity and additional capital necessary to reach a point where losses cease and Accounting USA, Inc. can be taken to the next level.

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


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

         In the Civil Action of Merle Brewer and Terry Kennedy vs. Lincoln International Corporation, et al, Civil Action No. 3-99CV-178-G, a "Notice of Proposed Class Settlement and Fairness Hearing" was mailed on October 26th and 27, 2001 via the United States Postal Service to all Class A and Class B shareholders as set forth in the July 27, 2001 Settlement Agreement as amended and these Notices were mailed to the last known address of said shareholders pursuant to the Settlement Agreement. A copy of the mailing list was provided to the Court at the November 20, 2001 Fairness Hearing.

         Pursuant to the Order of 19 October 2001 of the United States District Court Western District of Kentucky, Louisville Division in the above-referenced Civil matter the following steps were completed by Lincoln International
Corporation:

            (a) The "Notice Of Proposed Class Settlement And Fairness Hearing" was mailed on October 26th and 27th, 2001 via the United States Postal Service to all Class A and Class B Shareholders of record at their last known addresses.

            (b)   The  "Notice  To  Class  A  and B  Members,  and  all  present
                  Shareholders  Of Lincoln  International  Corporation"  setting forth  their  rights and  providing  claim forms was mailed on
                  March 19, 2002 via the United States Postal Service (personally picked up by a postal carrier officer) at their last known addresses.

              c) Lincoln International Corporation check number 003700 was issued on March 14, 2002 to John R. Shelton, attorney for the Plaintiffs, in the amount of $74,500 as attorney fees pursuant to the Settlement Agreement.

            (d) Lincoln International Corporation Stock Certificate number 6501 for 15 shares was issued to Plaintiff Merle L. Brewer and dated March 14, 2002 pursuant to the Settlement Agreement.

            (e) Lincoln International Corporation Stock Certificate number 6502 for 15 shares was issued to Plaintiff Terry Kennedy and dated March 14, 2002 pursuant to the Settlement Agreement.

         As a result of the Settlement, Lincoln International Corporation received a response from one Class A Shareholder.

         The Class A Stock was sold from the personal holdings of Thurman L. Sisney.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2002


         As a result of the Settlement, Lincoln International Corporation received responses from five (5) of the Class B Shareholders exercising their rights to purchase one (1) share each of Lincoln International Corporation stock:

         A total of six (6) Stock Certificates have been issued to the Class A and Class B shareholders noted above.

         All terms and conditions of the Settlement Agreement approved by the Court have been complied with.

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

                                                LINCOLN INTERNATONAL CORPORATION



                                                /s/ LEE SISNEY
                                                ________________________________
                                                Lee Sisney, President



                                                /s/ BRIAN MCDONALD
                                                ________________________________
                                                Brian McDonald, Secretary


Dated this 18th day of June, 2002