Form 10-K
period 2002-07-31
LINCOLN INTERNATIONAL CORP
filed 2002-10-29
CIK 59544

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For fiscal year ended July 31, 2002                   Commission File No. 0-5767


                        LINCOLN INTERNATIONAL CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


           Kentucky                                             # 61-0575092
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      Suite 201, 2300 Greene Way
      Louisville, Kentucky                                              40220
_______________________________________                               __________
(Address of principal executive office)                               (Zip Code)


                                 (502) 671-0010
               __________________________________________________
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each
                                                               exchange on which
     Title of each class                                          registered
     ___________________                                       _________________

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

         No regular market exists for the stock.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the July 31, 2002.

                              Common (no-par) 8,793

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1)      Annual Report -- 2001-2002
         (2)      Information Statement -- 2002

         Portions of the above Annual Report and Information Statement to be issued are hereby incorporated by reference into Parts II and III.

                                     PART I

ITEM 1:  BUSINESS

         LINCOLN INTERNATIONAL CORPORATION (LINCOLN), incorporated in 1960, is engaged in providing bookkeeping and payroll services to small and medium sized businesses primarily in Louisville, Kentucky, and the rental of commercial office property located in Louisville, Kentucky.

         On August 6, 1999 the Board of Directors of Lincoln approved the investment of 1.5 million dollars in a newly formed corporation, Accounting USA, Inc. Mr. Brian McDonald, MBA/CPA had established a company known as Accounting Outsource Solutions, LLC, within the preceding 2 1/2 years. Under a Merger Agreement, Accounting Outsource Solutions, LLC was contributed into Accounting USA, Inc. in return for 25% of the equity. Lincoln International Corporation in return for its investment received 75% of the equity of Accounting USA, Inc. which was incorporated in the State of Nevada on September 30, 1999. On December 1, 2000 Accounting USA, Inc. merged into the Company. In exchange for the minority interest, the Company issued 600 shares of the Company's common stock to the minority interest. Accounting USA, Inc. provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the Louisville area. It does, however, service clients outside of the Louisville area on a limited basis. Accounting USA, Inc. has developed and provides internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is in effect non-existent in the Louisville, Kentucky area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA, Inc. on a "real time" basis. Accounting USA, Inc.'s core functions are: accounts payable; accounts receivable; payroll; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA, Inc. also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA, Inc. are direct sales and business partnerships with banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so that it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management that the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc.

         In July, 2000 Lincoln International Corporation was approached by the Mountain Economic Development Fund (MEDF) of 201 South Main Street, Winchester, Kentucky 40391 through its Executive Director, Mr. Grant Satterly, requesting financing assistance for Admiralty Boats, Inc., d/b/a Boats Ltd., a Kentucky corporation with its principal office located at 3516 Willow Spring Road, Lexington, Kentucky 40509. MEDF requested a loan in the sum of One Hundred Thousand Dollars ($100,000.00) under a revolving line of credit for Boats, Ltd. to increase their cash flow and allow more favorable purchasing of raw material. Boats, Ltd. is in the business of manufacturing bass fishing boats and sporting boats varying in sizes from 15 feet to 22 feet. MEDF is an affiliate of the Christian Appalachian Project which is well known and reputable in its efforts to retain and/or to create jobs in the Appalachian areas of Kentucky. On July 13, 2000 the company extended a one (1) year revolving line of credit to Boats, Ltd. for One Hundred Thousand Dollars ($100,000). Loan proceeds are to be advanced based upon a pre-determined ninety (90) percent of the manufacturer's cost to manufacture. Lincoln receives a perfected, secured interest in each boat. The security interest is released only upon the sale of each respective boat and upon receipt of one hundred (100) percent of the manufacturer's total cost. Lincoln has the exclusive right to extend the line of credit for additional one (1) year terms. Management does not intend for lending to become a principal part of its business.

EMPLOYEES:

         As of July 31, 2002, LINCOLN employed eighteen (18) employees.


ITEM 2:  PROPERTIES

         The following are the various properties owned or leased by LINCOLN as of July 31, 2002.

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

         On July 17, 2001, the company entered into a Settlement Agreement with the two named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the settlement the company agreed to give each named Plaintiff stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ. Further, any shareholders who tendered their stock in the Tender Offer in 1997 will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. All terms of the Settlement Agreement were complied with, and a total of six (6) shareholders elected to purchase Lincoln stock (for a total of six (6) shares) as part of the settlement. On July 22, 2002, the Court entered its Order dismissing the action with prejudice. The two Plaintiffs sold their stock back to the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The items to be voted on at the annual meeting which will be held on the 6th day of December, 2002, are as follows:

         (1) Election of directors;

         (2) Transaction of any other business as may properly come before the meeting or any adjournment thereof; and

         (3) Approval of a 3 for 1 Reverse Split of the Company's Common Stock as approved on August 29, 2002, by unanimous consent action and as set forth in the following Resolution:

         WHEREAS, the costs of maintaining a public company are high (estimated at $40,000 to $50,000 per year); and

         WHEREAS, the Company's stock is thinly traded and has been for over twenty years; and

         WHEREAS, it appears that the costs of remaining public company outweigh the benefits derived by shareholders.

         BE IT HEREBY RESOLVED that the following plan of reverse split be recommended to the shareholders for their approval at a Special Shareholders meeting to be held on November 8, 2002, or another date as is necessary, at the offices of Lincoln International Corporation, 2300 Greene Way, Suite 201, Louisville, Kentucky 40220, at which shareholders of record at the close of business on October 1, 2002 would be allowed to vote.

                         PROPOSED PLAN OF REVERSE SPLIT

                  The no par common shares of Lincoln International Corporation will be reverse split in the ratio of three old shares to one new share. All shareholders of record at the close of business on the date the reverse split is approved who hold only one or two old shares and would thus be frozen out will be granted a right to acquire from Lincoln a fractional interest in one new share such that when combined with their scrip will enable them to acquire one new share should they desire to remain Lincoln shareholders.

         BE IT FURTHER RESOLVED, that these Consent Minutes may be executed in multiple counterparts.

         BE IT FURTHER RESOLVED, that October 31, 2002 shall and is hereby fixed as the record date for determination of Shareholders entitled to vote at the December 6, 2002 annual shareholders meeting.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(1) There does not exist at the present time any regular market for any common stock of the Registrant.


ITEM 6:  SELECTED FINANCIAL DATA


                                                            Years ending July 31
                                     _________________________________________________________________
                                       2002          2001          2000          1999          1998
                                     _________     _________     _________     _________     _________

Revenues                             1,292,757     1,137,268       692,942       190,050       297,459

Income (loss) before
   extraordinary items                (732,966)     (516,830)     (500,914)    1,474,483       (72,688)

Net income (loss)                     (732,966)     (516,830)     (500,914)    1,474,483       (72,688)

Earnings (loss) per
   common share:

   Income (loss) before
      extraordinary items               (83.40)       (60.58)       (62.83)       235.64        (17.16)

   Net income (loss)                    (83.40)       (60.58)       (62.83)       235.64        (17.16)

Cash dividends                               0             0             0             0             0

Total assets                         1,796,781     2,730,518     3,786,349     3,690,394     1,147,311

Long-term obligations                  528,498       573,320        85,511             0       380,205

Gain (loss) on sale of property,
   equipment, and operating
   assets                                    0       296,192       (12,884)    2,359,078             0


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The results and the nature of operations for the company changed dramatically from 1998 through January 31, 2001. Until March 5, 1999 the company had owned and operated The Bourbon Stockyard, a livestock auction on approximately 21 acres of land situated in downtown Louisville, Kentucky. The cattle market was changing significantly as fewer livestock producers were taking their livestock to auctions such as those operated by the company. There was a definite increasing trend of selling directly to purchasers or end users such as packing and slaughterhouses. In July of 1995, the company entered into a ten-year operating lease with Michigan Livestock Exchange in East Lansing, Michigan, an agriculture cooperative with sales nearing One Billion Dollars and vast expertise in the livestock business. It was assumed that Michigan Livestock Exchange, under the 10-year Lease Management Agreement, could provide significantly more capital resources and expertise than the company itself could provide over the succeeding ten years. The stockyard facilities necessary to operate the auction covered approximately sixteen acres of the total 21 acres, and were in dire need of repairs. It was anticipated that capital expenditures to maintain the facilities would rise significantly just to maintain the property/facilities in order to remain certified by the U.S. Department of Agriculture and the Commonwealth of Kentucky. The lease proceeds from the property were originally $18,000 per month under the management agreement and subsequently reduced to $13,000 per month as a result of the settlement of litigation. This cash flow was sufficient to meet the current obligations of the company, which in fiscal 1998 were approximately $197,000 since the company had only one employee, rented minimal office space, and its only debt service was on a mortgage note payable of $380,205 with monthly payments of $3,283. Accordingly, the proceeds from leases related to the property provided the necessary liquidity into the near and longer term future in order to allow management the time to develop other sources of revenue from the property or to develop the portions of the property not required by the livestock auction operations.

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

         Faced with significant capital gains on the sale proceeds as well as the lost revenue stream from leasing the property, the company sought to purchase professional office rental property under United States Code Section 1031, which allows deferral of capital gains if the sales proceeds are timely reinvested in property. Accordingly, on May 3, 1999 the company purchased a 3,500 square foot office/warehouse at 11860 Capital Way in Louisville, Kentucky. Then on June 18, 1999 the company purchase approximately 44,311 square feet of professional office space in three (3) buildings located at 2200, 2310, and 2211 Greene Way in Louisville, Kentucky. The combined gross revenue from the four pieces of property had the potential to generate gross revenue of $560,694 or $332,488 in revenue net of expenses using historically provided expenses representing 37.77% of gross income. This represented a cash flow larger than that which existed under leasing the livestock auction business and more than adequate to meet existing obligations and long term obligations, given the company had only one (1) employee and at that time, no debt.

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

         On August 22, 2002 Mr. Brian McDonald, the CEO of Accounting USA, Inc., resigned to pursue other opportunities. Mr. McDonald did not have a non-compete agreement, and it is not known what impact, if any, his departure will have on the Company's future. Not long after Mr. McDonald resigned two (2) client account specialists also resigned. Concurrently with the resignations ten (10) Accounting USA clients gave notice they were terminating Accounting USA's services and going to a bookkeeping company. It was later learned that the bookkeeping company was organized by one of the resigning client account specialists on October 15, 2002.

         The company filed a lawsuit against one of the former client account specialists as well as Accounting Advantage, LLC, for which she was listed as the agent for service of process. The company is seeking compensatory and punitive damages and other remedies as is appropriate.

RESULTS OF OPERATIONS

         The primary focus of the company over the last two years has been to move Accounting USA, Inc. to a break-even point.

STATEMENT OF INCOME

         Accounting service fee revenue increased by 34.9% during the last fiscal year, based upon accounting service fee revenues of $827,227 and $1,115,838, respectively, for fiscal years July 31, 2001 and 2002. The company increased its service fee rate on new accounts sold during the last quarter of the fiscal year ended July 31, 2001. The company increased its billing rate, on average, by another 5% during the fiscal year July 31, 2002. This rate increase is not expected to impact the company's growth rate.

         The company's two most significant cost of sales areas, the accounting department and the payroll department, both reflected a significant percentage decrease relative to their relationship to accounting service fee revenue. The accounting department cost did increase from $560,745 for the fiscal period ended July 31, 2001 to $580,394 for the fiscal period ended July 31, 2002, but as a percentage of service revenue the accounting department cost fell from 67.8% of sales to 52.0% of sales. Consistent with the accounting department, the payroll department cost did increase from $167,143 for the fiscal period ended July 31, 2001 to $207,962 for the fiscal period ended July 31, 2002, but as a percentage of service revenue the payroll department cost fell from 20.2% of sales to 18.6% of sales. Increased efficiencies in processing methods and improved management techniques were important reasons for this improvement. The company concluded that even though the payroll department demonstrated a marked improvement in its cost relationship to revenues, this department was closed during fiscal year July 31, 2002. The payroll service bureau services was performed by a strategic payroll partner of the company at a cost at or below the prior internal cost to the company.

         Sales and marketing cost decreased from $248,480 in fiscal year July 31, 2001 to $156,057 in fiscal year July 31, 2002, or a $92,423 increase. The company determined the advertising programs were largely ineffective in the fiscal year July 31, 2001 and therefore were not continued in fiscal year July 31, 2002. The company also reduced the average size of its sales force during the last quarter of fiscal year July 31, 2001 in order to focus its energies on referral-based sales channels, which require less overall coverage than direct selling programs.

         Depreciation expense increased from $110,751 in fiscal year July 31, 2001 to $132,726 in fiscal year July 31, 2002. The current fiscal year increase in depreciable assets of approximately $16,382 along with a full year depreciation expense for assets acquired during fiscal year July 31, 2001 contributed to this 19.8% increase.

         Other notable operating cost increases include delivery cost, or the fees associated with the delivery of the company's accounting processing to the clients. This fee increased by $14,856 from July 31, 2001 to July 31, 2002. This fiscal year July 31, 2002 delivery cost represented 5.7% of sales for the same period ended compared to 5.9% for the fiscal year July 31, 2001.

         General and administrative cost decreased from $331,588 in fiscal year July 31, 2001 to $292,151 during fiscal year July 31, 2002, or a 11.9% decrease.

BALANCE SHEET

         The company's accounts receivable decreased by 43.0%, based upon open receivables at July 31, 2001 of $87,164 compared to open receivables of $49,664 at July 31, 2002. Given the 34.9% increase in sales, the company did a solid job of collecting accounts during the current fiscal period.

         Net depreciable assets actually declined during the current fiscal year as depreciation expense of $132,726 exceeded the capital asset additions of $16,382. The company expects to continue this trend during fiscal year July 31, 2003, since the vast majority of technology assets including hardware and software have already been acquired and placed in service.

         The company capitalized an intangible asset referred to as Capitalized Client Listing during fiscal year July 31, 2001 associated with the acquisition of a bookkeeping service. This intangible asset had an original basis of $123,000 and was amortized during fiscal years July 31, 2001 and 2002 producing amortization expense totaling $17,109 and $22,905, respectively.

         The company received capital injections in the form of cash from its parent company in the amount of $425,000 during fiscal year July 31, 2002.

ACQUISITION OR DISPOSITION OF ASSETS

         On January 31, 2001, the Company sold the real estate located at 2300 Greene Way for $1,062,500. On May 30, 2001 the company also sold for $1,250,000 a commercial property located at 2200 Greene Way. Currently the property located at 2211 Greene Way is listed for sale at a price of $1,375,000.

LIQUIDITY AND CAPITAL NEEDS

         The company currently has approximately $200,000 in cash and debt of approximately $475,000 on 2211 Greene Way. The property is listed and is anticipated could be sold within the year. The company therefore has available approximately $1,000,000 that would be used to inject as needed into Accounting USA, Inc. The company is currently assessing the future of Accounting USA, Inc. and deliberating a further infusion of capital under different management.

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

         On July 17, 2001, the company entered into a Settlement Agreement with the two-named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the settlement the company agreed to give each named Plaintiff, stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ. Further, any shareholders who tendered their stock in the Tender Offer, in 1997, will be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company will allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee

Sisney will put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work done up to and including the settlement agreement. The Settlement Agreement was approved by the Court, all terms of the Settlement Agreement complied with, resulting in a total of six (6) shareholders buying six (6) shares of Lincoln stock. On July 22, 2002 the Court entered its Order dismissing the action with prejudice.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is contained within a separate section of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 10: NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS

DIRECTORS                           SINCE                     SHARES OWNED AS OF
                                                                  07/31/2002


Thurman L. Sisney,
President
Director                            1994                            2,906 (2)

Richard Jay Frockt
Chairman of the Board
Director                            1997                            1,208 (1)

Brian McDonald
Secretary                           2000                              600
(Resigned effective 8/22/02)

Russell R. Roth
Treasurer
Director                            1997                              165

Janet Clark Frockt
Director                            1997                            1,207 (1)

                                                                    _____
Officers & Directors as a group                                     6,086

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

         Brian McDonald - Mr. McDonald was Secretary of the Company. Mr. McDonald is a 1980 graduate of Indiana University in Bloomington, Indiana, earning a B.S. degree in Accounting. Mr. McDonald later became a certified public accountant in the states of Indiana and Kentucky. Mr. McDonald earned his masters degree in business administration from Indiana University in 1998. Mr. McDonald's career has included three years in public accounting with KPMG, five years as a corporate controller with Mid State Paving, nine years as the chief financial officer of Hughes Group, Inc. In 1997, Mr. McDonald founded Accounting Outsource Solutions, LLC, a company developed to provide outsourced accounting services for small businesses. In 1999, Mr. McDonald and Lincoln International Corp., co-founded Accounting USA, Inc. to continue the business of outsourcing accounting servicing to small businesses. On August 22, 2002, Mr. McDonald resigned to pursue other opportunities.

         Russell R. Roth--Mr. Roth is Treasurer of the Company. Mr. Roth earned a B.S. in Economics from the University of Kansas and an MBA in Finance from the University of Michigan. He has served as Chief Financial Officer of Cessna Aircraft Company, which merged into General Dynamics Corporation in 1986. He then became Chief Financial Officer of Sotheby Holdings, Inc., an art auction company with headquarters in New York City. Mr. Roth founded Las Vegas Investment Report in 1993. This publication reported upon and analyzed the gaming industry and was closed in December, 1999. Mr. Roth is currently President of Las Vegas Gaming, Inc., a gaming supply company.

ITEM 11:

         The directors received no compensation for meetings. The travel expenses for 2001-2002 were $2,053. Brian McDonald received salary of $133,538 during the year ended July 31, 2002.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President and Chief Executive Officer, Thurman L. Sisney, and by its Treasurer, Russell R. Roth, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 29th day of October, 2002.


                                          LINCOLN INTERNATIONAL CORPORATION


                                          /s/ THURMAN L. SISNEY
                                          ______________________________________
                                          By: Thurman L. Sisney, President


                                          Date: October 29, 2002
                                               _________________________________


                                          /s/ RUSSELL R. ROTH
                                          ______________________________________
                                          By: Russell R. Roth, Treasurer


                                          Date: October 29, 2002
                                               _________________________________


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.



         SIGNATURE                                      TITLE


         (1)  Principal Executive Officers


         /s/ THURMAN L. SISNEY
         _________________________________
         Thurman L. Sisney                     President


         /s/ RICHARD JAY FROCKT
         _________________________________
         Richard Jay Frockt                    Chairman of the Board


         /s/ RUSSELL R. ROTH
         _________________________________
         Russell R. Roth                       Treasurer



         (2)  Directors


         /s/ THURMAN L. SISNEY
         _________________________________
         Thurman L. Sisney                     Director


         /s/ RICHARD JAY FROCKT
         _________________________________
         Richard Jay Frockt                    Director


         /s/ JANET CLARK FROCKT
         _________________________________
         Janet Clark Frockt                    Director


         /s/ RUSSELL R. ROTH
         _________________________________
         Russell R. Roth                       Director

                                 CERTIFICATIONS


I, Richard Jay Frockt, CEO, certify that:

1. I have reviewed this Annual Report on Form 10-K of Lincoln International Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

iii) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002                                /s/ RICHARD JAY FROCKT
                                                __________________________

                                                    Richard Jay Frockt

                                 CERTIFICATIONS


I, Thurman L. Sisney, CFO, certify that:

1. I have reviewed this Annual Report on Form 10-K of Lincoln International Corporation;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

iii) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002                                /s/ THURMAN L. SISNEY
                                                __________________________

                                                    Thurman L. Sisney

                        LINCOLN INTERNATIONAL CORPORATION

                             ANNUAL REPORT FORM 10-K

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the balance sheets of Lincoln International Corporation listed in the accompanying index to Financial Statements (Item 14(a)) as of July 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



POTTER & COMPANY, LLP
Louisville, Kentucky
October 25, 2002

                        LINCOLN INTERNATIONAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                   ITEM 14(a)



The  following   consolidated  financial  statements  of  Lincoln  International
Corporation and subsidiaries are incorporated by reference in Item 8:

         Balance sheets - July 31, 2002 and 2001

         Statements of operations - years ended July 31, 2002, 2001, and 2000

         Statements of changes in stockholders' equity - years ended July 31, 2002, 2001, and 2000

         Statements of cash flows - years ended July 31, 2002, 2001, and 2000

         Notes to financial statements


Supporting schedules for the three years ended July 31, 2002, 2001, and 2000:

         II - Valuation and qualifying accounts and reserves


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.




                                                                                                                    SCHEDULE II

                                       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            Years ended July 31, 2002, 2001, and 2000


             Column A                      Column B                  Column C                     Column D             Column E
____________________________________    ________________   ______________________________   ______________________   _____________
                                                                     Additions
                                                           ______________________________
                                          Balance at        Charged to      Charged to
                                           Beginning        Costs and      Other Accts.         Deductions -          Balance at
            Description                     of Year          Expenses        Describe             Describe           End of Year
____________________________________    ________________   _____________   ______________   ______________________   _____________

Year ended July 31, 2002
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable               $   400         $  6,600          $   0              $    0              $  7,000
           Note receivable                         0           35,100              0                   0                35,100
                                             _______         ________          _____              ______              ________

                                             $   400         $ 41,700          $   0              $    0              $ 42,100
                                             =======         ========          =====              ======              ========

Year ended July 31, 2001
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable                 8,195              400              0               8,195                   400
           Note receivable                         0           35,100              0                   0                35,100
                                             _______         ________          _____              ______              ________
                                             $ 8,195         $ 35,500          $   0              $8,195              $ 35,500
                                             =======         ========          =====              ======              ========

Year ended July 31, 2000
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable               $     0         $  8,195          $   0              $    0              $  8,195
                                             =======         ========          =====              ======              ========



                                               LINCOLN INTERNATIONAL CORPORATION
                                               FINANCIAL STATEMENTS AND
                                               INDEPENDENT AUDITOR'S REPORT

                                               July 31, 2002, 2001, and 2000

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

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky



We have audited the accompanying balance sheets of Lincoln International Corporation as of July 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




POTTER & COMPANY, LLP
October 25, 2002



                                  LINCOLN INTERNATIONAL CORPORATION
                                           BALANCE SHEETS
                                       July 31, 2002 and 2001



                                             A S S E T S

                                                                      2002              2001
                                                                   ___________       ___________

Current assets:
    Cash and cash equivalents                                      $   326,995       $   974,897
    Accounts receivable, net of allowance for
        doubtful accounts of $7,000 ($400 in 2001)                      49,664            83,212
    Note receivable, net of allowance for
        doubtful amounts of $35,100                                     48,462            52,747
    Other receivables                                                      478            13,429
    Prepaid expenses                                                    10,120            20,948
                                                                   ___________       ___________
        Total current assets                                           435,719         1,145,233
                                                                   ___________       ___________

Property and equipment, net                                            976,431         1,117,443
                                                                   ___________       ___________

Noncurrent assets:
    Goodwill, net                                                      138,987           178,691
    Deferred tax asset                                                 245,644           289,151
                                                                   ___________       ___________
        Total noncurrent assets                                        384,631           467,842
                                                                   ___________       ___________

        Total assets                                               $ 1,796,781       $ 2,730,518
                                                                   ===========       ===========

                                        L I A B I L I T I E S

Current liabilities:
    Current maturities of long-term debt                           $    41,072       $    39,103
    Obligation under capital lease                                       4,235             3,730
    Accounts payable                                                    63,452           153,592
    Accrued expenses                                                    43,810            50,873
    Income taxes payable                                                     0            18,433
                                                                   ___________       ___________
        Total current liabilities                                      152,569           265,731
                                                                   ___________       ___________

Noncurrent liabilities:
    Long-term debt, less current maturities                            521,161           562,054
    Obligation under capital lease                                       7,337            11,266
    Deferred tax liability                                             245,644           289,151
                                                                   ___________       ___________
        Total noncurrent liabilities                                   774,142           862,471
                                                                   ___________       ___________

        Total liabilities                                              926,711         1,128,202
                                                                   ___________       ___________

Commitments

                                S T O C K H O L D E R S' E Q U I T Y

Stockholders' equity:
    Common stock, no par value, 3,000,000 shares authorized,
        8,793 issued and outstanding (8,787 in 2001)                 1,994,718         1,993,998
    Retained earnings (deficit)                                       (874,648)         (141,682)
    Accumulated other comprehensive income - unrealized
        loss on investment                                            (250,000)         (250,000)
                                                                   ___________       ___________
        Total stockholders' equity                                     870,070         1,602,316
                                                                   ___________       ___________

        Total liabilities and stockholders' equity                 $ 1,796,781       $ 2,730,518
                                                                   ===========       ===========


See accompanying notes.




                                       LINCOLN INTERNATIONAL CORPORATION
                                            STATEMENTS OF OPERATIONS
                                   Years ended July 31, 2002, 2001, and 2000


                                                            2002              2001                 2000
                                                         ___________       ___________          ___________

Revenues                                                 $ 1,292,757       $ 1,137,268          $   692,942
                                                         ___________       ___________          ___________

Costs and expenses:
    Cost of revenues                                         946,639           950,526              616,216
    Operating, general and administrative expenses         1,053,594         1,165,192              916,673
                                                         ___________       ___________          ___________

           Total costs and expenses                        2,000,233         2,115,718            1,532,889
                                                         ___________       ___________          ___________

           Loss from operations                             (707,476)         (978,450)            (839,947)
                                                         ___________       ___________          ___________

Other income (expense):
    Gain (loss) on sale of property
        and equipment                                              0           296,192              (12,884)
    Interest income                                           27,960            53,924               18,618
    Legal fees                                                     0           (74,500)                   0
    Loss on uncollectible note receivable                          0           (35,100)                   0
    Interest expense                                         (53,450)          (89,475)             (35,307)
                                                         ___________       ___________          ___________

           Total other income (expense)                      (25,490)          151,041              (29,573)
                                                         ___________       ___________          ___________

           Loss before income taxes                         (732,966)         (827,409)            (869,520)

Benefit from income taxes                                          0          (310,579)            (368,606)
                                                         ___________       ___________          ___________

           Net loss                                      $  (732,966)      $  (516,830)         $  (500,914)

Other comprehensive income (loss):
    Unrealized loss on investment                                  0          (250,000)                   0
                                                         ___________       ___________          ___________

        Comprehensive income (loss)                      $  (732,966)      $  (766,830)         $  (500,914)
                                                         ===========       ===========          ===========

           Net loss per common share                     $    (83.40)      $    (60.58)         $    (62.83)
                                                         ===========       ===========          ===========


See accompanying notes.




                                 LINCOLN INTERNATIONAL CORPORATION
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             Years ended July 31, 2002, 2001, and 2000


                                                   Retained         Unrealized          Total
                                                   Earnings          Loss on        Stockholders'
                                Common Stock       (Deficit)        Investment         Equity
                                ____________       __________       __________      _____________

Balance at August 1, 1999       $ 1,879,898        $  876,062       $        0       $ 2,755,960

Net loss                                  0          (500,914)               0          (500,914)
                                ___________        __________       __________       ___________

Balance at July 31, 2000          1,879,898           375,148                0         2,255,046

Issuance of common stock            114,100                 0                0           114,100

Net loss                                  0          (516,830)               0          (516,830)

Increase in unrealized
     loss on investment                   0                 0         (250,000)         (250,000)
                                ___________        __________       __________       ___________

Balance at July 31, 2001          1,993,998          (141,682)        (250,000)        1,602,316

Issuance of common stock                720                 0                0               720

Net loss                                  0          (732,966)               0          (732,966)
                                ___________        __________       __________       ___________

Balance at July 31, 2002        $ 1,994,718        $ (874,648)      $ (250,000)      $   870,070
                                ===========        ==========       ==========       ===========


See accompanying notes.




                                     LINCOLN INTERNATIONAL CORPORATION
                                         STATEMENTS OF CASH FLOWS
                                 Years ended July 31, 2002, 2001, and 2000



                                                                         2002              2001              2000
                                                                      __________        __________        __________

Cash flows from operating activities:
    Net income (loss)                                                 $ (732,966)       $ (516,830)       $ (500,914)
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                 197,097           202,702           143,263
           Bad debt                                                       19,601            35,500             8,195
           Stock issued for compensation                                       0             2,100                 0
           (Gain) loss on sale of property, equipment, and
              operating assets                                                 0          (296,192)           12,884
           Deferred income taxes                                               0          (329,011)         (368,870)
           (Increase) decrease in:
              Receivables                                                 31,183           (84,890)         (105,693)
              Prepaid expenses                                            10,828            29,871           (50,819)
           Increase (decrease) in:
              Accounts payable                                           (90,140)           75,000            46,295
              Accrued expenses                                            (7,062)            2,878            29,245
              Income taxes payable                                       (18,433)           18,433                 0
                                                                      __________        __________        __________

           Net cash used in operating activities                        (589,892)         (860,439)         (786,414)
                                                                      __________        __________        __________

Cash flows from investing activities:
    Proceeds from sale of property, equipment and
        operating assets                                                       0         2,204,549           263,743
    Purchase of property and equipment                                   (16,382)          (93,166)         (386,349)
    Purchase of Vena Marks & Associates, LLC                                   0          (110,800)                0
    Purchase of Investment in Winebrenner Capital Partners, LLC                0          (250,000)                0
                                                                      __________        __________        __________

           Net cash provided by (used in) investing activities           (16,382)        1,750,583          (122,606)
                                                                      __________        __________        __________

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   720                 0                 0
    Net proceeds on line of credit                                             0           500,000           500,000
    Proceeds from long-term borrowings                                         0            33,491           115,000
    Principal payments on long-term debt                                 (38,924)         (532,761)          (14,574)
    Principal payments on capital lease obligations                       (3,424)           (2,779)           (1,070)
                                                                      __________        __________        __________

           Net cash provided by (used in) financing activities           (41,628)           (2,049)          599,356
                                                                      __________        __________        __________

           Net increase (decrease) in cash and cash equivalents         (647,902)          888,095          (309,664)

           Cash and cash equivalents at beginning of year                974,897            86,802           396,466
                                                                      __________        __________        __________

           Cash and cash equivalents at end of year                   $  326,995        $  974,897        $   86,802
                                                                      ==========        ==========        ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                            $   53,460        $   87,360        $   34,937
                                                                      ==========        ==========        ==========






    Acquisition of Vena Marks & Associates, LLC
        Assets acquired:
           Property and equipment                                     $        0        $    5,000        $        0
           Goodwill                                                            0           133,800                 0
                                                                      __________        __________        __________
                                                                      $        0        $  138,800        $        0
                                                                      ==========        ==========        ==========

        Payment for assets acquired:
           Cash paid at closing                                       $        0        $  110,800        $        0
           Stock issued                                                        0            28,000                 0
                                                                      __________        __________        __________
                                                                      $        0        $  138,800        $        0
                                                                      ==========        ==========        ==========

    Acquisition of Minority Interest
        Assets acquired:
           Goodwill                                                   $        0        $   84,000        $        0
                                                                      ==========        ==========        ==========

        Payment for assets acquired:
           Stock issued                                               $        0        $   84,000        $        0
                                                                      ==========        ==========        ==========


Supplemental schedule of noncash investing activities:
    Purchase of equipment under capital lease                         $        0        $        0        $   18,845
                                                                      ==========        ==========        ==========

Supplemental schedule of noncash financing activities:
    Debt paid by refinancing                                          $        0        $1,000,000        $        0
                                                                      ==========        ==========        ==========


See accompanying notes.



                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Lincoln International Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


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

Advertising:

The Company expenses advertising costs when incurred, except marketing brochures, which are capitalized and amortized over the expected benefits period. Advertising expense was $10,823, $74,761, and $37,153 for the years ended July 31, 2002, 2001 and 2000 respectively.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes result primarily from using different accounting methods for financial reporting from those used for income tax reporting. The deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 2 - NOTE RECEIVABLE (CONTINUED)

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

The note receivable balance consists of the following:

                                                    2002          2001
                                                  _________     _________

     Company funds disbursed                      $  90,500     $  90,500
     Interest thereon                                23,362        15,347
     Repayments                                     (30,300)      (18,000)
                                                  _________     _________
       Subtotal                                      83,562        87,847
     Less allowance for uncollectible amounts        35,100        35,100
                                                  _________     _________
       Note receivable, net                       $  48,462     $  52,747
                                                  =========     =========

NOTE 3 - OTHER RECEIVABLES

Other receivables consist of the following:
                                                    2002          2001
                                                  _________     _________

     Due from officer                             $       0     $  12,951
     Refundable deposits                                478           478
                                                  _________     _________
       Total                                      $     478     $  13,429
                                                  =========     =========

The balance due from officer is non-interest bearing, and there are no repayment terms on the advance.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following:
                                                    2002          2001
                                                  _________     _________

     Prepaid leasing commissions                  $   3,348     $   3,348
     Prepaid advertising costs                            0         8,301
     Prepaid maintenance, support, and training       3,738         4,010
     Prepaid insurance                                2,568         4,789
     Other                                              466           500
                                                  _________     _________
       Total                                      $  10,120     $  20,948
                                                  =========     =========

                         LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 5 - INVESTMENT IN WINEBRENNER CAPITAL PARTNERS, LLC

During the year ended July 31, 2001 the Company became a 1% member in Winebrenner Capital Partners, LLC, formed on September 1, 1999. Winebrenner Capital Partners, LLC is registered as a broker and dealer in securities under the Securities Exchange Act of 1934. Subsequent to July 31, 2001, the Company exchanged their shares in Winebrenner Capital Partners, LLC for equivalent shares in Winebrenner Holding Corp. The investment is valued at the lower of cost or fair value. Fair value at July 31, 2001 was $0.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         2002          2001
                                                      __________    __________

     Land                                             $   88,916    $   88,916
     Building                                            801,051       801,051
     Office and computer equipment                       472,107       457,557
     Leasehold improvements                                4,631         2,800
                                                      __________    __________
                                                       1,366,705     1,350,324
     Less accumulated depreciation and amortization      401,267       246,230
                                                      __________    __________
                                                         965,438     1,104,094
     Equipment held under capital lease,
         net of accumulated amortization                  10,993        13,349
                                                      __________    __________

     Net property and equipment                       $  976,431    $1,117,443
                                                      ==========    ======+===

Depreciation expense for the years ended July 31, 2002, 2001, and 2000 was $157,392, $163,593, and $143,263, respectively.

NOTE 7 - GOODWILL

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

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 7 - GOODWILL (CONTINUED)

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

Goodwill consists of the following:
                                                         2002          2001
                                                       _________     _________

         Goodwill                                      $ 217,800     $ 217,800
         Less accumulated amortization                    78,813        39,109
                                                       _________     _________
         Goodwill, net                                 $ 138,987     $ 178,691
                                                       =========     =========

NOTE 8 - LINE OF CREDIT

On January 31, 2001, upon the sale of one of the Company's commercial rental buildings, a portion of the proceeds was used to pay down the line balance. At that time, the remaining $1,000,000 balance was refinanced as a term note. As of July 31, 2001, the Company no longer maintains a line of credit.

NOTE 9 - LONG-TERM DEBT
                                                         2002          2001
                                                       _________     _________
     Term note payable, interest
     at 8.75%, monthly payments of
     $3,105, including principal and
     interest, due October 2004.
                                                       $  76,317     $ 105,333

     Term note  payable,  interest at
     8.73%,  monthly  payments of
     $4,451,  including principal  and
     interest,  collateralized  by a first
     mortgage on the real property
     of the Company and  assignment
     of leases and rents,  due February
     2006.                                               485,916       495,824
                                                       _________     _________
                                                         562,233       601,157
          Less current maturities                         41,072        39,103
                                                       _________     _________
          Total                                        $ 521,161     $ 562,054
                                                       =========     =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 9 - LONG-TERM DEBT (CONTINUED)

As of July 31, 2002, the annual maturities required on the term notes payable are as follows:

     Year ending July 31:
              2003                                     $  41,072
              2004                                        46,455
              2005                                        22,434
              2006                                       452,272
                                                       _________
              Total                                    $ 562,233
                                                       =========

NOTE 10 - CAPITAL LEASE

The following is an analysis of the property under capital lease:

                                                         2002          2001
                                                       _________     _________

     Office and computer equipment                     $  18,845     $  18,845
     Less accumulated amortization                         7,852         5,496
                                                       _________     _________
           Total                                       $  10,993     $  13,349
                                                       =========     =========

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2002:

                         Year ending July 31:

                         2003                          $   5,571
                         2004                              5,142
                         2005                              3,000
                                                       _________
           Total minimum lease payments                   13,713
           Less amount representing interest               2,141
                                                       _________
           Present value of net minimum lease payments $  11,572
                                                       =========

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                         2002          2001
                                                       _________     _________

           Accrued payroll and payroll taxes           $  26,249     $  33,394
           Accrued property taxes                          5,593         5,500
           Other                                          11,968        11,979
                                                       _________     _________
               Total                                   $  43,810     $  50,873
                                                       =========     =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 12 - INCOME TAXES

A deferred tax asset has been recognized for operating loss carryovers available to offset future income taxes.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property for income tax purposes.

Gross deferred income tax consists of the following:

                                                         2002          2001
                                                       _________     _________

           Deferred tax asset                          $ 704,413     $ 311,781
           Less valuation allowance                      458,769        22,630
                                                       _________     _________
           Net deferred tax asset                      $ 245,644     $ 289,151
                                                       =========     =========

           Deferred tax liability                      $(245,644)    $(289,151)
                                                       =========     =========

Due to uncertainty regarding the levels of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carryforwards.

The Company has available at July 31, 2002 operating loss carryforwards which may provide future tax benefits. If not used, the carryforwards will expire as follows:

                     Year of                           Operating Loss
                    Expiration                          Carryforwards

                      2006                               $  145,985
                      2007                                        0
                      2008                                   72,982
                      2009                                   31,281
                      2010                                   31,281
                      2011                                        0
                      2012                                   62,562
                      2013                                        0
                      2014                                        0
                      2015                                        0
                      2016                                        0
                      2017                                        0
                      2018                                        0
                      2019                                        0
                      2020                                        0
                      2021                                  464,384
                      2022                                  632,887
                                                         __________

                      Total                              $1,441,362
                                                         ==========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 12 - INCOME TAXES (CONTINUED)

The provision for (benefit from) income taxes consists of the following:



                                                                2002           2001            2000
                                                              _________      _________       _________

         Federal income taxes                                 $       0      $ 278,623       $   1,764
         State and local income taxes                                 0         81,165             735
         Deferred taxes                                               0       (329,012)       (368,870)
         Tax benefit of net operating loss carryforward               0       (341,355)         (2,235)

                  Total                                       $       0      $(310,579)      $(368,606)
                                                              =========      =========       =========



Deferred income taxes on difference between tax and financial accounting for:



                                                                2002           2001            2000
                                                              _________      _________       _________

         Depreciation                                         $ (43,506)     $ (497,367)     $ (96,870)
         Net deferred costs                                      (2,914)         (9,894)        (5,776)
         Net operating loss carryforward                         46,420         (86,312)        (1,663)
         Loss on unconsolidated subsidiary                            0         264,561       (264,561)
                                                              _________      _________       _________

                  Total                                       $       0      $(329,012)      $(368,870)
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

The 2002 provision for (benefit from) taxes represents an effective rate of 0.0% (37.5% for 2001 and 42.4% for 2000) of financial income before taxes and is different from the amount which would normally be expected by applying the statutory federal income tax rates to such income. The reasons for the difference are as follows:



                                                                2002           2001            2000
                                                              _________      _________       _________

         Computed "expected" tax expense (benefit)            $(239,581)     $(281,319)      $(295,637)
         State and local income taxes                                 0        (35,411)        (37,975)
         Nondeductible expenses                                   4,270          4,265           3,273
         Increase in valuation allowance                        436,139         22,630               0
         Effect of graduated tax rates                         (200,828)       (20,744)        (38,267)
                                                              _________      _________       _________
         Provision for (benefit from) income taxes            $       0      $(310,579)      $(368,606)
                                                              =========      =========       =========


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 13 - LEASE COMMITMENTS

The Company has entered into operating lease agreements.

Total rental expense amounted to $60,403 in 2002, $28,572 in 2001, and $16,885 in 2000. Future minimum rentals at July 31, 2002 are as follows:

                  YEAR ENDING JULY 31:

                          2003               27,933
                          2004               17,831
                          2005                3,578
                                            _______
                           Total            $49,342
                                            =======

NOTE 14 - LEASE OF PROPERTY AND EQUIPMENT

The Company is the lessor of commercial rental office buildings under operating leases. Following is a summary of the Company's investment in property and equipment under operating leases as of July 31, 2002 and 2001:

                                            2002                2001
                                          _________           _________

        Land                              $  88,916           $  88,916
        Buildings and improvements          801,051             801,051
                                          _________           _________
                                            889,967             889,967
        Less accumulated depreciation        65,213              44,612
                                          _________           _________
                 Total                    $ 824,754           $ 845,355
                                          =========           =========

Under the operating method of accounting for leases, the cost of the property and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

The minimum future rentals to be received on the leases at July 31, 2002 are as follows:

        Year ending July 31:

                2003       $  77,909
                2004          22,104
                2005          22,104
                2006          22,104
                2007          22,104
                Thereafter    27,630
                           _________

                Total      $ 193,955
                           =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 15 - MAJOR BUSINESS SEGMENTS

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



                                                             2002
                                          __________________________________________
                                            Rental       Bookkeeping        Total
                                          __________     ___________     ___________

     Revenues from external customers     $  189,519     $ 1,103,238     $ 1,292,757
     Interest income                          22,994           4,966          27,960
     Interest expense                         43,491           9,959          53,450
     Intersegment revenue                          0          12,600          12,600
     Depreciation and amortization            41,466         155,631         197,097
     Segment assets                        1,643,890         291,691       1,935,581
     Expenditures for segment assets               0          16,382          16,382

                                                             2001
                                          __________________________________________
                                            Rental       Bookkeeping        Total
                                          __________     ___________     ___________

     Revenues from external customers     $  322,641     $   814,627     $ 1,137,268
     Interest income                          27,371          26,553          53,924
     Interest expense                         78,368          11,107          89,475
     Intersegment revenue                     32,530          12,600          45,130
     Depreciation and amortization            64,042         138,660         202,702
     Segment assets                        2,631,602         491,668       3,123,270
     Expenditures for segment assets          26,323          66,843          93,166

                                                             2000
                                          __________________________________________
                                            Rental       Bookkeeping        Total
                                          __________     ___________     ___________

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


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 15 - MAJOR BUSINESS SEGMENTS

The following is a reconciliation of reportable segment revenues, cost and revenues, profit or loss and assets as of and for the year ending July 31, 2002 and 2001.

                                                       2002               2001
                                                     ___________    ___________

REVENUES
Total revenue from reportable segments               $ 1,305,357    $ 1,182,398
Elimination of intersegment revenues                     (12,600)       (45,130)
                                                     ___________    ___________
        Total consolidated revenues                  $ 1,292,757    $ 1,137,268
                                                     ===========    ===========

COSTS AND EXPENSES
Total costs and expenses from reportable segments    $ 2,012,835    $ 2,160,848
Elimination of intersegment costs and expenses           (12,600)       (45,130)
                                                     ___________    ___________
        Total consolidated costs and expenses        $ 2,000,235    $ 2,115,718
                                                     ===========    ===========

PROFIT OR LOSS
Total loss for reportable segments                   $  (707,478)   $  (978,450)
Non-operating income                                           0        296,192
Interest income                                           27,960         53,924
Non-operating expense                                          0       (109,600)
Interest expense                                         (53,450)       (89,475)
                                                     ___________    ___________
        Loss before income taxes                     $  (732,968)   $  (827,409)
                                                     ===========    ===========

ASSETS
Total assets for reportable segments                 $ 1,935,581    $ 3,123,270
Elimination of intersegment receivables                 (138,800)      (142,752)
                                                     ___________    ___________
        Total consolidated assets                    $ 1,796,781    $ 2,980,518
                                                     ===========    ===========


NOTE 16 - PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2002, 2001, and 2000.

NOTE 17 - CONCENTRATION OF CREDIT RISK

The Company maintains cash accounts in commercial banks located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Company has an uninsured amount of $248,242 at July 31, 2002.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 18 - PROFORMA RESULTS OF COMPANY ACQUIRED

On November 1, 2000, the Company acquired some assets of Vena Marks & Associates, LLC. Proforma financial information as though the companies had been combined from beginning of periods:

                                         8/1/00 - 7/31/01     8/1/99 - 7/31/00
                                         ________________     ________________

     Revenue                               $ 1,260,183          $ 2,214,728
                                           ===========          ===========

     Loss before extraordinary items          (771,618)            (793,261)
                                           ===========          ===========

     Loss before extraordinary items
       per share                           $    (90.45)         $    (99.50)
                                           ===========          ===========

     Net loss                              $  (771,618)         $  (793,261)
                                           ===========          ===========

     Net loss per share                    $    (90.45)         $    (99.50)
                                           ===========          ===========

NOTE 19 - CAPITAL STOCK

During fiscal 1999, the Company issued an aggregate 3,986 shares of common stock to stockholders residing in the state of Kentucky. An option was attached to each share issued which allowed an additional share to be purchased at $150 in the first year after issue, $160 in the second year after issue, and $170 in the third year after issue.

NOTE 20 - COMMITMENTS

The Company has entered into an agreement with a company to find tenants for its rental buildings. At the time of the lease agreement, the Company is to pay a leasing commission equal to 6% of total rental income under the lease. As of July 31, 2002 the Company had no commitments for leasing commissions dependent on lease renewals.

NOTE 21 - SUBSEQUENT EVENTS

On August 29, 2002, the Board of Directors unanimously approved a 3-for-1 reverse stock split of the Company's common stock. All stockholders of record at the close of business on the date the reverse split was approved, who hold less than three shares, will be granted a right to acquire from the Company a fractional interest in one new share in order to remain a stockholder.

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001, and 2000


NOTE 22 - RELATED PARTY TRANSACTIONS

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

NOTE 23 - GOING CONCERN

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

NOTE 24 - RESTATEMENT

The financial statements for the year ending July 31, 2001 have been restated to account for an investment at fair value. As a result of the restatement, comprehensive loss increased by $250,000 and stockholders' equity decreased by $250,000.