Form 10-Q/A
period 2001-10-31
LINCOLN INTERNATIONAL CORP
filed 2002-11-06
CIK 59544

Form 10-Q/A

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


                                                            (Unaudited)
                                                             10/31/01        7/31/01
                                                            __________      __________

                                     ASSETS
Current assets:
   Cash                                                     $  779,549      $  974,897
   Accounts receivable, net of allowance for
      doubtful accounts of $400 ($400 at 07/31/01)              87,321          83,212
   Note receivable, net of allowance for
      doubtful accounts of $37,128 ($35,100 at 07/31/01)        49,747          52,747
   Other receivables                                            14,166          13,429
   Prepaid expenses                                             29,407          20,948
                                                            __________      __________
             Total current assets                              960,190       1,145,233
                                                            __________      __________

Net property, plant and equipment                            1,086,274       1,117,443
                                                            __________      __________

Noncurrent assets:
   Goodwill, net                                               168,765         178,691
   Deferred tax asset                                          291,565         289,151
                                                            __________      __________
             Total noncurrent assets                           460,330         467,842
                                                            __________      __________

             Total assets                                   $2,506,794      $2,730,518
                                                            ==========      ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                     $   39,962      $   39,103
   Obligation under capital lease                                3,850           3,730
   Accounts payable                                            157,905         153,592
   Accrued expenses                                             38,743          50,873
   Income taxes payable                                         18,433          18,433
                                                            __________      __________
             Total current liabilities                         258,893         265,731
                                                            __________      __________

Noncurrent liabilities:
   Long-term debt, less current maturities                     551,886         562,054
   Obligation under capital lease                               10,330          11,266
   Deferred tax liability                                      291,565         289,151
                                                            __________      __________
             Total noncurrent liabilities                      853,781         862,471
                                                            __________      __________

             Total liabilities                               1,112,674       1,128,202
                                                            __________      __________

Stockholders' equity:
   Common stock, no par value, 3,000,000 shares
      authorized, 8,787 issued and outstanding               1,993,998       1,993,998
   Retained earnings (deficit)                                (349,878)       (141,682)
   Accumulated other comprehensive income - unrealized
      loss on investment                                      (250,000)       (250,000)
                                                            __________      __________

             Total stockholders' equity                      1,394,120       1,602,316
                                                            __________      __________

             Total liabilities and stockholders' equity     $2,506,794      $2,730,518
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

                                                             10/31/01        10/31/00
                                                            __________      __________

Cash flows from operating activities:
   Net loss                                                 $ (208,196)     $ (181,995)
   Adjustments to reconcile net income
       to net cash used in operating activities
       Depreciation and amortization                            48,042          38,298
       Bad debt                                                  2,028               0
       Deferred taxes                                                0        (112,189)
       (Increase) decrease in:
          Receivables                                           (3,874)        (31,340)
          Prepaid expenses                                      (8,459)         (9,338)
       Increase (decrease) in:
          Accounts payable                                       4,313          (3,717)
          Accrued expenses                                     (12,130)        (15,467)
                                                            __________      __________

       Net cash used in operating activities                  (178,276)       (315,748)
                                                            __________      __________

Cash flows from investing activities:
   Purchase of property and equipment                           (6,947)         (8,475)
                                                            __________      __________

Cash flows from financing activities:
   Net borrowings under
      line of credit                                                 0         300,000
   Principal payments on capital lease obligation                 (816)           (911)
   Principal payments on long-term debt                         (9,309)         (7,118)
                                                            __________      __________

       Net cash provided by financing activities               (10,125)        291,971
                                                            __________      __________

       Net increase (decrease) in cash                        (195,348)        (32,252)

       Cash at beginning of the year                           974,897          86,802
                                                            __________      __________

       Cash at end of period                                $  779,549      $   54,550
                                                            ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $   11,451      $   14,636
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

                        LINCOLN INTERNATONAL CORPORATION


                                          /s/LEE SISNEY
                                          ___________________________________
                                          Lee Sisney, President


Dated this 6th day of November, 2002

                                 CERTIFICATIONS

I, XXXXXXXX, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Lincoln International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002

/s/LEE SISNEY
_______________________
   Lee Sisney
   President & CFO