Form 10-Q/A
period 2002-01-31
LINCOLN INTERNATIONAL CORP
filed 2002-11-06
CIK 59544

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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                          PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2002
              and July 31, 2001                                             3

          Statements of Operations for the quarters
              and year-to-date periods ended January 31, 2002
              and January 31, 2001                                        4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended January 31, 2002
              and January 31, 2001                                        6 -7

          Notes to the Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9 - 14

Part II: Other Information

     Item 6                                                                15

     Signature                                                             16


                        LINCOLN INTERNATIONAL CORPORATION
                         PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                                                  (Unaudited)
                                                                    1/31/02               7/31/01
                                                               ----------------     ----------------
                                     ASSETS
Current assets:
   Cash                                                        $        633,269     $        974,897
   Accounts receivable, net of allowance for
    doubtful accounts of $400 ($400 at 07/31/01)                         82,138               83,212
   Note receivable, net of allowance for
    doubtful accounts of $39,133 ($35,100 at 07/31/01)                   49,747               52,747
   Other receivables                                                     15,186               13,429
   Prepaid expenses                                                      26,640               20,948
                                                                ---------------      ---------------
             Total current assets                                       806,980            1,145,233
                                                                ---------------      ---------------

Net property, plant and equipment                                     1,057,029            1,117,443
                                                                ---------------      ---------------
Noncurrent assets:
   Goodwill, net                                                        158,838              178,691
   Deferred tax asset                                                   293,981              289,151
                                                                ---------------      ---------------
             Total noncurrent assets                                    452,819              467,842
                                                                ---------------      ---------------
Total assets                                                   $      2,316,828     $      2,730,518
                                                                ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                        $         40,839     $         39,103
   Obligation under capital lease                                         3,687                3,730
   Accounts payable                                                     155,917              153,592
   Accrued expenses                                                      52,183               50,873
   Income taxes payable                                                       0               18,433
                                                                ---------------      ---------------
             Total current liabilities                                  252,626              265,731
                                                                ---------------      ---------------

Noncurrent liabilities:
   Long-term debt, less current maturities                              541,492              562,054
   Obligation under capital lease                                         9,190               11,266
   Deferred tax liability                                               293,981              289,151
                                                                ---------------      ---------------
             Total noncurrent liabilities                               844,663              862,471
                                                                ---------------      ---------------

             Total liabilities                                        1,097,289            1,128,202
                                                                ---------------      ---------------

Stockholders' equity
   Common stock, no par value, 3,000,000 shares
    authorized, 8,787 issued and outstanding                          1,993,998            1,993,998
   Retained earnings (deficit)                                         (524,459)            (141,682)
    Accumulated other comprehensive income - unrealized
       loss on investment                                              (250,000)            (250,000)
                                                                ---------------      ---------------

             Total stockholders' equity                               1,219,539            1,602,316
                                                                ---------------      ---------------
             Total liabilities and stockholders' equity        $      2,316,828     $      2,730,518
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

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.

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

                                               LINCOLN INTERNATONAL CORPORATION


                                               /s/LESS SISNEY
                                               ________________________________

                                               Lee Sisney, President



Dated this 6th day of November, 2002

                                 CERTIFICATIONS

I, Lee Sisney, certify that:

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


Date: November 6, 2002

/s/LEE SISNEY
_______________________
   Lee Sisney
   President and CFO