Form 10-K/A
period 2001-07-31
LINCOLN INTERNATIONAL CORP
filed 2002-11-20
CIK 59544

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



                                                                               LEASE
                                                      APPROXIMATE              EXPIRATION
                           TYPE OF                    SQUARE FEET              DATE (RENEWAL
LOCATION                   PROPERTY                  FLOOR SPACE               OPTIONS)

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


ITEM 6:  Selected Financial Data


                                                            Years ending July 31
                                     ___________________________________________________________________
                                       2001           2000           1999          1998          1997
                                     _________      _________      _________     _________     _________

Revenues                             1,137,268        692,942        190,050       297,459       292,719

Income (loss) before
   extraordinary items                (516,830)      (500,914)     1,474,483       (72,688)     (154,577)

Net income (loss)                     (516,830)      (500,914)     1,474,483       (72,688)     (154,577)

Other comprehensive income
   (loss):

   Unrealized loss on
      investment                      (250,000)             0              0             0             0

Earnings (loss) per
   common share:

   Income (loss) before
      extraordinary items               (60.58)        (62.83)        235.64        (17.16)       (38.71)

   Net income (loss)                    (60.58)        (62.83)        235.64        (17.16)       (38.71)

Cash dividends                               0              0              0             0             0

Total assets                         2,730,518      3,786,349      3,690,394     1,147,311     1,236,802

Long-term obligations                  573,320         85,511              0       380,205       385,511

Gain (loss) on sale of property,
   equipment, and operating
   assets                              296,192        (12,884)     2,359,078             0        24,999


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

     None.

                                    PART III

ITEM 10:

NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS


                                                              SHARES OWNED AS
DIRECTORS                           SINCE                      OF 07/31/2001


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


                                        LINCOLN INTERNATIONAL CORPORATION


                                        ________________________________________
                                        By: Thurman L. Sisney, President

                                        Date:___________________________________



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


     SIGNATURE                                                     TITLE

     (1)  Principal Executive Officers


     _____________________________
     Thurman L. Sisney                                President



     _____________________________
     Richard Jay Frockt                               Chairman of the Board



     _____________________________
     Russell R. Roth                                  Treasurer



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

In our report, previously issued on the 2001 financial statements, we referred to a departure from generally accepted accounting principles in that the Company carried its investment in an untraded company at cost. However, as disclosed in
Note 25 to the financial statements, the Company has restated its 2001 financial statements to reflect the investment at fair value, in conformity with accounting principles generally accepted in the United States of America.

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



                                                                                                            SCHEDULE II


                                       LINCOLN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            Years ended July 31, 2001, 2000, and 1999


             Column A                     Column B               Column C                Column D            Column E
____________________________________     __________     ___________________________     ___________         ___________
                                                                 Additions
                                                        ___________________________
                                         Balance at     Charged to      Charged to
                                          Beginning     Costs and      Other Accts.     Deductions-         Balance at
            Description                    of Year       Expenses        Describe        Describe           End of Year
____________________________________     __________     __________     ____________     ___________         ___________

Year ended July 31, 2001
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $    8,195     $      400     $          0     $     8,195 (A)     $       400
           Note receivable                        0         35,100                0               0              35,100
                                         __________     __________     ____________     ___________         ___________

                                         $    8,195     $   35,500     $          0     $     8,195         $    35,500
                                         ==========     ===========    ============     ===========         ===========

Year ended July 31, 2000
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $        0     $    8,195     $          0     $         0         $     8,195
                                         ==========     ==========     ============     ===========         ===========

Year ended July 31, 1999
     Reserves deducted from assets:
        Allowance for losses:
           Accounts receivable           $        0     $        0     $          0     $         0         $         0
                                         ==========     ==========     ============     ===========         ===========


                                               LINCOLN INTERNATIONAL CORPORATION

                                                        FINANCIAL STATEMENTS AND
                                                    INDEPENDENT AUDITOR'S REPORT

                                                   July 31, 2001, 2000, and 1999

                        T A B L E   O F   C O N T E N T S
                        _________________________________


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

INDEPENDENT AUDITOR'S REPORT
____________________________


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

In our report, previously issued on the 2001 financial statements, we referred to a departure from generally accepted accounting principles in that the Company carried its investment in an untraded company at cost. However, as disclosed in
Note 25 to the financial statements, the Company has restated its 2001 financial statements to reflect the investment at fair value, in conformity with accounting principles generally accepted in the United States of America.

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




POTTER & COMPANY, LLP
October 18, 2001



                                   LINCOLN INTERNATIONAL CORPORATION
                                             BALANCE SHEETS
                                         July 31, 2001 and 2000



                                              A S S E T S

                                                                     2001            2000
                                                                  ___________     ___________

Current assets:
     Cash and cash equivalents                                    $   974,897     $    86,802
     Accounts receivable, net of allowance for
        doubtful accounts of $400 ($8,195 in 2000)                     83,212          55,348
     Note receivable, net of allowance for
        doubtful amounts of $35,100 ($0 in 2000)                       52,747          38,023
     Other receivables                                                 13,429           6,627
     Prepaid expenses                                                  20,948          50,819
                                                                  ___________     ___________
        Total current assets                                        1,145,233         237,619
                                                                  ___________     ___________

Net property and equipment                                          1,117,443       3,091,224
                                                                  ___________     ___________

Noncurrent assets:
     Goodwill, net                                                    178,691               0
     Deferred tax asset                                               289,151         457,506
                                                                  ___________     ___________
        Total noncurrent assets                                       467,842         457,506
                                                                  ___________     ___________

        Total assets                                              $ 2,730,518     $ 3,786,349
                                                                  ===========     ===========

                                         L I A B I L I T I E S

Current liabilities:
     Line of credit                                               $         0     $   500,000
     Current maturities of long-term debt                              39,103          29,640
     Obligation under capital lease                                     3,730           3,048
     Accounts payable                                                 153,592          78,592
     Accrued expenses                                                  50,873          47,995
     Income taxes payable                                              18,433               0
                                                                  ___________     ___________
        Total current liabilities                                     265,731         659,275
                                                                  ___________     ___________

Noncurrent liabilities:
     Long-term debt, less current maturities                          562,054          70,784
     Obligation under capital lease                                    11,266          14,727
     Deferred tax liability                                           289,151         786,517
                                                                  ___________     ___________
        Total noncurrent liabilities                                  862,471         872,028
                                                                  ___________     ___________

        Total liabilities                                           1,128,202       1,531,303
                                                                  ___________     ___________

Commitments

                                  S T O C K H O L D E R S' E Q U I T Y

Stockholders' equity
     Common stock, no par value, 3,000,000 shares authorized,
        8,787 issued and outstanding (7,972 in 2000)                1,993,998       1,879,898
     Retained earnings (deficit)                                     (141,682)        375,148
     Accumulated other comprehensive income - unrealized
        loss on investment                                           (250,000)
                                                                  ___________     ___________
        Total stockholders' equity                                  1,602,316       2,255,046
                                                                  ___________     ___________

        Total liabilities and stockholders' equity                $ 2,730,518     $ 3,786,349
                                                                  ===========     ===========

See accompanying notes.




                                         LINCOLN INTERNATIONAL CORPORATION
                                              STATEMENTS OF OPERATIONS
                                     Years ended July 31, 2001, 2000, and 1999


                                                           2001            2000            1999
                                                        __________      __________      __________

Revenues                                                $1,137,268      $  692,942      $  190,050
                                                        __________      __________      __________

Costs and expenses:
     Cost of revenues                                      950,526         616,216          79,035
     Operating, general and administrative expenses      1,165,192         916,673         325,078
                                                        __________      __________      __________

           Total costs and expenses                      2,115,718       1,532,889         404,113
                                                        __________      __________      __________

           Loss from operations                           (978,450)       (839,947)       (214,063)
                                                        __________      __________      __________

Other income (expense):
     Gain (loss) on sale of property
        and equipment                                      296,192         (12,884)      2,359,078
     Interest income                                        53,924          18,618          48,606
     Miscellaneous income                                        0               0           1,355
     Legal fees                                            (74,500)              0               0
     Loss on uncollectible note receivable                 (35,100)              0               0
     Interest expense                                      (89,475)        (35,307)        (20,312)
                                                        __________      __________      __________

           Total other income (expense)                    151,041         (29,573)      2,388,727
                                                        __________      __________      __________

           Income (loss) before income taxes              (827,409)       (869,520)      2,174,664

Provision for (benefit from) income taxes                 (310,579)       (368,606)        700,181
                                                        __________      __________      __________

           Net income (loss)                            $ (516,830)     $ (500,914)     $1,474,483

Other comprehensive income (loss):
     Unrealized loss on investment                        (250,000)              0               0
                                                        __________      __________      __________

        Comprehensive income (loss)                     $ (766,830)     $ (500,914)     $1,474,483
                                                        ==========      ==========      ==========

           Net income (loss) per common share           $   (60.58)     $   (62.83)     $   235.64
                                                        ==========      ==========      ==========


See accompanying notes.




                        LINCOLN INTERNATIONAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years ended July 31, 2001, 2000, and 1999


                                                 Retained        Unrealized         Total
                                                 Earnings         Loss on       Stockholders'
                               Common Stock      (Deficit)       Investment        Equity
                               ____________     ___________      __________     ____________

Balance at August 1, 1998       $ 1,281,998     $  (598,421)     $        0      $   683,577

Issuance of common stock            597,900               0               0          597,900

Net income                                0       1,474,483               0        1,474,483
                                ___________     ___________      __________      ___________

Balance at July 31, 1999          1,879,898         876,062               0        2,755,960

Net loss                                  0        (500,914)              0         (500,914)
                                ___________     ___________      __________      ___________

Balance at July 31, 2000          1,879,898         375,148               0        2,255,046

Issuance of common stock            114,100               0               0          114,100

Net loss                                  0        (516,830)              0         (516,830)

Increase in unrealized
   loss on investment                     0               0        (250,000)        (250,000)
                                ___________     ___________      __________      ___________

Balance at July 31, 2001        $ 1,993,998     $  (141,682)     $ (250,000)     $ 1,602,316
                                ===========     ===========      ==========      ===========


See accompanying notes.




                                       LINCOLN INTERNATIONAL CORPORATION
                                           STATEMENTS OF CASH FLOWS
                                   Years ended July 31, 2001, 2000, and 1999



                                                                    2001              2000             1999
                                                                 ___________       __________      ____________

Cash flows from operating activities:
     Net income (loss)                                           $  (516,830)      $ (500,914)     $  1,474,483
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                             202,702          143,263            37,126
           Bad debt                                                   35,500            8,195                 0
           Stock issued for compensation                               2,100                0                 0
           (Gain) loss on sale of property, equipment, and
              operating assets                                      (296,192)          12,884        (2,359,078)
           Deferred income taxes                                    (329,011)        (368,870)          697,881
           (Increase) decrease in:
              Receivables                                            (84,890)        (105,693)            8,411
              Prepaid expenses                                        29,871          (50,819)            3,141
           Increase (decrease) in:
              Accounts payable                                        75,000           46,295            19,986
              Accrued expenses                                         2,878           29,245            (2,809)
              Income taxes payable                                    18,433                0                 0
              Deferred rent                                                0                0           (18,810)
              Deposits                                                     0                0           (25,000)
                                                                 ___________       __________      ____________

           Net cash used in operating activities                    (860,439)        (786,414)         (164,669)
                                                                 ___________       __________      ____________

Cash flows from investing activities:
     Proceeds from sale of property, equipment and
        operating assets                                           2,204,549          263,743         3,377,991
     Purchase of property and equipment                              (93,166)        (386,349)       (3,119,696)
     Purchase of Vena Marks & Associates, LLC                       (110,800)               0                 0
     Purchase of Investment in Winebrenner Capital Partners, LLC    (250,000)               0                 0
                                                                 ___________       __________      ____________

           Net cash provided by (used in) investing activities     1,750,583         (122,606)          258,295
                                                                 ___________       __________      ____________

Cash flows from financing activities:
     Proceeds from issuance of common stock                                0                0           597,900
     Net proceeds on line of credit                                  500,000          500,000                 0
     Proceeds from long-term borrowings                               33,491          115,000                 0
     Principal payments on long-term debt                           (532,761)         (14,574)         (386,054)
     Principal payments on capital lease obligations                  (2,779)          (1,070)                0
                                                                 ___________       __________      ____________

           Net cash provided by (used in) financing activities        (2,049)         599,356           211,846
                                                                 ___________       __________      ____________

           Net increase (decrease) in cash and cash equivalents      888,095         (309,664)          305,472

           Cash and cash equivalents at beginning of year             86,802          396,466            90,994
                                                                 ___________       __________      ____________

           Cash and cash equivalents at end of year              $   974,897       $   86,802      $    396,466
                                                                 ===========       ==========      ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                      $    50,142       $   34,937      $     20,312
                                                                 ===========       ==========      ============

     Cash paid during the year for income taxes                  $    87,360       $    2,300      $          0
                                                                 ===========       ==========      ============






     Acquisition of Vena Marks & Associates, LLC
        Assets acquired:
           Property and equipment                                $     5,000       $        0      $          0
           Goodwill                                                  133,800                0                 0
                                                                 ___________       __________      ____________
                                                                 $   138,800       $        0      $          0
                                                                 ===========       ==========      ============

        Payment for assets acquired:
           Cash paid at closing                                  $   110,800       $        0      $          0
           Stock issued                                               28,000                0                 0
                                                                 ___________       __________      ____________
                                                                 $   138,800       $        0      $          0
                                                                 ===========       ==========      ============

     Acquisition of Minority Interest
        Assets acquired:
           Goodwill                                              $    84,000       $        0      $          0
                                                                 ===========       ==========      ============

        Payment for assets acquired:
           Stock issued                                          $    84,000       $        0      $          0
                                                                 ===========       ==========      ============


Supplemental schedule of noncash investing activities:
     Purchase of equipment under capital lease                   $         0       $   18,845      $          0
                                                                 ===========       ==========      ============

Supplemental schedule of noncash financing activities:
     Debt paid by refinancing                                    $ 1,000,000       $        0      $          0
                                                                 ===========       ==========      ============


See accompanying notes.


                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
___________________________________________________

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

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
_______________________________________________________________

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

NOTE 2 - NOTE RECEIVABLE
________________________

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


NOTE 2 - NOTE RECEIVABLE (CONTINUED)
____________________________________

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

The note receivable balance consists of the following:

                                                            2001          2000
                                                          _________     ________

         Company funds disbursed                          $  90,500     $ 37,400
         Interest thereon                                    15,347          623
         Repayments                                         (18,000)           0
                                                          _________     ________
           Subtotal                                          87,847       38,023
         Less allowance for uncollectible amounts            35,100            0
                                                          _________     ________
           Note receivable, net                           $  52,747     $ 38,023
                                                          =========     ========

NOTE 3 - OTHER RECEIVABLES
__________________________

Other receivables consist of the following:
                                                            2001          2000
                                                          _________     ________

         Due from officer                                 $  12,951     $  6,149
Refundable deposits                                             478          478
                                                          _________     ________
           Total                                          $  13,429     $  6,627
                                                          =========     ========

The balance due from officer is non-interest bearing, and there are no repayment terms on the advance.

NOTE 4 - PREPAID EXPENSES
_________________________

Prepaid expenses consist of the following:
                                                            2001          2000
                                                          _________     ________

         Prepaid leasing commissions                      $   3,348     $ 21,683
         Prepaid advertising costs                            8,301       18,972
         Prepaid maintenance, support, and training           4,010        6,613
         Prepaid insurance                                    4,789        3,551
         Other                                                  500            0
                                                          _________     ________
           Total                                          $  20,948     $ 50,819
                                                          =========     ========

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 5 - INVESTMENT IN WINEBRENNER CAPITAL PARTNERS, LLC
________________________________________________________

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

NOTE 6 - PROPERTY AND EQUIPMENT
_______________________________

Property and equipment consists of the following:

                                                           2001          2000
                                                        __________    __________

     Land                                               $   88,916    $  281,804
     Building                                              801,051     2,572,321
     Office and computer equipment                         457,557       385,712
     Leasehold improvements                                  2,800         2,800
                                                        __________    __________
                                                         1,350,324     3,242,637
     Less accumulated depreciation and amortization        246,230       167,117
                                                        __________    __________
                                                         1,104,094     3,075,520
     Equipment held under capital lease,
         net of accumulated amortization                    13,349        15,704
                                                        __________    __________

     Net property and equipment                         $1,117,443    $3,091,224
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

NOTE 7 - GOODWILL
_________________

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


NOTE 7 - GOODWILL (CONTINUED)
_____________________________

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

Goodwill consists of the following:
                                               2001            2000
                                             _________       ________

         Goodwill                            $ 217,800       $      0
         Less accumulated amortization          39,109              0
                                             _________       ________
         Goodwill, net                       $ 178,691       $      0
                                             =========       ========

NOTE 8 - LINE OF CREDIT
_______________________

On January 31, 2001, upon the sale of one of the Company's commercial rental buildings, a portion of the proceeds was used to pay down the line balance. At that time, the remaining $1,000,000 balance was refinanced as a term note. As of July 31, 2001, the Company no longer maintains a line of credit.

NOTE 9 - LONG-TERM DEBT
_______________________
                                               2001            2000
                                             _________       ________

  Term note payable, interest at 8.75%,
  monthly payments of $3,105, including
  principal and interest, due October
  2004. During the year July 31, 2001
  the Company borrowed $33,492 on the
  term note, completing the amounts
  available to be drawn.                     $ 105,333       $100,424

  Term note payable, interest at 8.73%,
  monthly payments of $4,451, including
  principal and interest, collateralized
  by a first mortgage on the real
  property of the Company and assignment
  of leases and rents, due February 2006.
  $500,000 was prepaid, which changed
  the original terms of note.                  495,824              0
                                             _________       ________
                                               601,157        100,424
  Less current maturities                       39,103         29,640
                                             _________       ________
                         Total               $ 562,054       $ 70,784
                                             =========       ========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 9 - LONG-TERM DEBT (CONTINUED)
___________________________________

As of July 31, 2001, the annual maturities required on the term notes payable are as follows:

     Year ending July 31:
              2002                                            $  39,103
              2003                                               42,673
              2004                                               46,455
              2005                                               22,434
              2006                                              450,492
                                                              _________
              Total                                           $ 601,157
                                                              =========

NOTE 10 - CAPITAL LEASE
_______________________

The following is an analysis of the property under capital lease:

                                                           2001         2000
                                                         ________     ________

     Office and computer equipment                       $ 18,845     $ 18,845
     Less accumulated amortization                          5,496        3,141
                                                         ________     ________
           Total                                         $ 13,349     $ 15,704
                                                         ========     ========

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2001:

     Year ending July 31:

            2002                                              $   5,571
            2003                                                  5,142
            2004                                                  5,142
            2005                                                  3,000
                                                              _________
           Total minimum lease payments                          18,855
           Less amount representing interest                      3,859
                                                              _________
           Present value of net minimum lease payments        $  14,996
                                                              =========

NOTE 11 - ACCRUED EXPENSES
__________________________

Accrued expenses consist of the following:

                                                           2001         2000
                                                         ________     ________

           Accrued payroll and payroll taxes             $ 33,394     $ 27,529
           Accrued property taxes                           5,500       17,820
           Other                                           11,979        2,646
                                                         ________     ________
               Total                                     $ 50,873     $ 47,995
                                                         ========     ========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 12 - INCOME TAXES
______________________

A deferred tax asset has been recognized for operating loss carryovers available to offset future income taxes.

A deferred tax liability has been recognized as the result of the deferred gain on the sale of property for income tax purposes.

Gross deferred income tax consists of the following:

                                                         2001           2000
                                                       _________      _________

           Deferred tax asset                          $ 311,781      $ 457,506
           Less valuation allowance                       22,630              0
                                                       _________      _________
           Net deferred tax asset                      $ 289,151      $ 457,506
                                                       =========      =========

           Deferred tax liability                      $(289,151)     $(786,517)
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

The Company has available at July 31, 2001 operating loss carryforwards which may provide future tax benefits. If not used, the carryforwards will expire as follows:

                     Year of                             Operating Loss
                    Expiration                            Carryforwards
                    __________                           ______________

                      2006                                  $ 145,985
                      2007                                          0
                      2008                                     72,982
                      2009                                     31,281
                      2010                                     31,281
                      2011                                          0
                      2012                                     62,562
                      2013                                          0
                      2014                                          0
                      2015                                          0
                      2016                                          0
                      2017                                          0
                      2018                                          0
                      2019                                          0
                      2020                                          0
                      2021                                    214,384
                                                            _________

                      Total                                 $ 558,475
                                                            =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 12 - INCOME TAXES (CONTINUED)
__________________________________

The provision for (benefit from) income taxes consists of the following:



                                                          2001           2000            1999
                                                        _________      _________       _________

     Federal income taxes                               $ 278,623      $   1,764       $  18,719
     State and local income taxes                          81,165            735           7,708
     Deferred taxes                                      (329,012)      (368,870)        697,881
     Tax benefit of net operating loss carryforward      (341,355)        (2,235)        (24,127)
                                                        _________      _________       _________

              Total                                     $(310,579)     $(368,606)      $ 700,181
                                                        =========      =========       =========

Deferred income taxes on difference between tax and financial accounting for:

                                                          2001           2000            1999
                                                        _________      _________       _________

     Depreciation                                       $(497,367)     $ (96,870)      $ 883,387
     Net deferred costs                                    (9,894)        (5,776)
     Net operating loss carryforward                      (86,312)        (1,663)       (185,506)
     Loss on unconsolidated subsidiary                    264,561       (264,561)              0
                                                        _________      _________       _________

              Total                                     $(329,012)     $(368,870)      $ 697,881
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

The 2001 provision for (benefit from) taxes represents an effective rate of 37.5% (42.4% for 2000 and 32.2% for 1999) of financial income before taxes and is different from the amount which would normally be expected by applying the statutory federal income tax rates to such income. The reasons for the difference are as follows:

                                                          2001            2000           1999
                                                        _________      _________       _________

     Computed "expected" tax expense (benefit)          $(281,319)     $(295,637)      $ 739,386
     State and local income taxes                         (35,411)       (37,975)         96,799
     Nondeductible expenses                                 4,265          3,273           1,788
     Increase in valuation allowance                       22,630              0               0
     Effect of graduated tax rates                        (20,744)       (38,267)       (137,792)
                                                        _________      _________       _________

     Provision for (benefit from) income taxes          $(310,579)     $(368,606)      $ 700,181
                                                        =========      =========       =========


                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 13 - LEASE COMMITMENTS
___________________________

The Company has entered into operating lease agreements.

Total rental expense amounted to $28,572 in 2001, $16,885 in 2000, and $32,323 in 1999. Future minimum rentals at July 31, 2001 are as follows:

                  YEAR ENDING JULY 31:

                          2002                          $  64,060
                          2003                             27,933
                          2004                             17,831
                          2005                              3,578
                                                        _________
                           Total                        $ 113,402
                                                        =========

NOTE 14 - LEASE OF PROPERTY AND EQUIPMENT
_________________________________________

The Company is the lessor of commercial rental office buildings under operating leases. Following is a summary of the Company's investment in property and equipment under operating leases as of July 31, 2001 and 2000:

                                                          2001           2000
                                                        _________     __________

        Land                                            $  88,916     $  281,804
        Buildings and improvements                        801,051      2,572,321
                                                        _________     __________
                                                          889,967      2,854,125
        Less accumulated depreciation                      44,612         77,960
                                                        _________     __________
                 Total                                  $ 845,355     $2,776,165
                                                        =========     ==========

Under the operating method of accounting for leases, the cost of the property and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

The minimum future rentals to be received on the leases at July 31, 2001 are as follows:

        Year ending July 31:

                2002                                    $ 189,519
                2003                                       77,909
                2004                                       22,104
                2005                                       22,104
                2006                                       22,104
                Thereafter                                 49,734
                                                        _________

                                   Total                $ 383,474
                                                        =========

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 15 - MAJOR BUSINESS SEGMENTS
_________________________________

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



                                                                   2001
                                                __________________________________________
                                                  RENTAL        BOOKKEEPING        TOTAL
                                                __________      ___________     __________

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

                                                                   2000
                                                __________________________________________
                                                  RENTAL        BOOKKEEPING        TOTAL
                                                __________      ___________     __________

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

                                                                    1999
                                                __________________________________________
                                                  RENTAL        BOOKKEEPING        TOTAL
                                                __________      ___________     __________

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


NOTE 15 - MAJOR BUSINESS SEGMENTS
_________________________________

The following is a reconciliation of reportable segment revenues, cost and revenues, profit or loss and assets as of and for the year ending July 31, 2001 and 2000.

                                                         2001           2000
                                                      __________     __________

REVENUES
Total revenue from reportable segments                $1,182,398     $  722,467
Elimination of intersegment revenues                     (45,130)       (29,525)
                                                      __________     __________
        Total consolidated revenues                   $1,137,268     $  692,942
                                                      ==========     ==========

COSTS AND EXPENSES
Total costs and expenses from reportable segments     $2,160,848     $1,562,414
Elimination of intersegment costs and expenses           (45,130)       (29,525)
                                                      __________     __________
        Total consolidated costs and expenses         $2,115,718     $1,532,889
                                                      ==========     ==========

PROFIT OR LOSS
Total loss for reportable segments                    $ (978,450)    $ (839,947)
Non-operating income                                     296,192              0
Interest income                                           53,924         18,618
Non-operating expense                                   (109,600)       (12,884)
Interest expense                                         (89,475)       (35,307)
                                                      __________     __________
        Loss before income taxes                      $ (827,409)    $ (869,520)
                                                      ==========     ==========

ASSETS
Total assets for reportable segments                  $3,123,270     $3,799,230
Elimination of intersegment receivables                 (142,752)       (12,881)
                                                      __________     __________
        Total consolidated assets                     $2,980,518     $3,786,349
                                                      ==========     ==========

No reconciliation is required as of July 31, 1999 as only one business segment existed at that time.

NOTE 16 - PROFIT SHARING PLAN
_____________________________

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2001 and 2000.

NOTE 17 - CONCENTRATION OF CREDIT RISK
______________________________________

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


NOTE 18 - PROFORMA RESULTS OF COMPANY ACQUIRED
______________________________________________

On November 1, 2000, the Company acquired some assets of Vena Marks & Associates, LLC. Proforma financial information as though the companies had been combined from beginning of periods:



                                                  8/1/00 - 7/31/01     8/1/99 - 7/31/00
                                                  ________________     _________________

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



NOTE 19 - DISCLOSURE OF SUMMARIZED INTERIM FINANCIAL DATA
_________________________________________________________

Summarized below are unusual or infrequent occurring items and aggregate effect of year-end adjustments recognized in the fourth quarter which are material to the results of that quarter:

                                                4TH QUARTER ENDING JULY 31, 2001
                                                ________________________________

     Gain on sale of property and equipment                $ 205,663

     Legal fees on settlement                                (74,500)

     Loss on uncollectible note receivable                   (35,100)

NOTE 20 - CAPITAL STOCK
_______________________

During fiscal 1999, the Company issued an aggregate 3,986 shares of common stock to stockholders residing in the state of Kentucky. An option was attached to each share issued which allowed an additional share to be purchased at $150 in the first year after issue, $160 in the second year after issue, and $170 in the third year after issue.

NOTE 21 - COMMITMENTS
_____________________

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

For those shareholders who sold their stock in the Tender Offer, the Company will notify those shareholders they can repurchase all, but not less than all, tendered shares in the equivalent amount of new shares at a price of $120 per share. If the result is a fraction of a share, the shareholder will be entitled to purchase up to a full additional new share. Otherwise, shareholders will be entitled to purchase the next less whole share of new stock. In the event tendered shares were owned jointly, the repurchase must be exercised by all joint owners. Fifty percent of any shares repurchased will be offered by an officer of the Company. The

                        LINCOLN INTERNATIONAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


NOTE 21 - COMMITMENTS (CONTINUED)
_________________________________

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

NOTE 22 - SUBSEQUENT EVENTS
____________________________

On September 25, 2001 the Company listed for sale its only remaining commercial rental office building with a real estate agent.

NOTE 23 - RELATED PARTY TRANSACTIONS
____________________________________

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

NOTE 24 - GOING CONCERN
_______________________

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

NOTE 25 - RESTATEMENT
_____________________

The financial statements for the year ending July 31, 2001 have been restated to account for an investment at fair value. As a result of the restatement, comprehensive loss increased by $250,000 and stockholders' equity decreased by $250,000.