Form 10-Q
period 2002-10-31
LINCOLN INTERNATIONAL CORP
filed 2002-12-19
CIK 59544

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter ended October 31, 2002


                           Commission file No. 0-0767


                        LINCOLN INTERNATIONAL CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as specified in its charter)


           Kentucky                                             61-0575092
______________________________                            ______________________
(State of other Jurisdiction                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


       2200 Greene Way, Suite 101
       Louisville, Kentucky                                         40220
________________________________________                         __________
(Address or principal executive offices)                         (Zip Code)


(Registrants Telephone Number, Including Area Code)  (502) 671-0010


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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                           PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of October 31, 2002
              and July 31, 2002                                                3

          Statements of Operations for the quarters
              and year-to-date periods ended October 31, 2002
              and October 31, 2001                                         4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended October 31, 2002
              and October 31, 2001                                             6

          Notes to the Financial Statements                                    7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8 - 11

Part II: Other Information

     Item 6                                                                   12

     Signature                                                                13



                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                         (Unaudited)
                                                           10/31/02              7/31/02
                                                          __________           __________

                                     ASSETS

Current assets:
   Cash                                                   $  220,951           $  326,995
Accounts receivable, net of allowance for
doubtful accounts of $7,000                                   64,724               49,664
Note receivable, net of allowance for
doubtful accounts of $35,100                                  45,488               48,462
   Other receivables                                             478                  478
   Prepaid expenses                                           23,195               10,120
                                                          __________           __________
             Total current assets                            354,836              435,719
                                                          __________           __________

Net property, plant and equipment                            951,147              976,431
                                                          __________           __________

Noncurrent assets:
Goodwill, net                                                129,060              138,987
Deferred tax asset                                           241,589              245,644
                                                          __________           __________
             Total noncurrent assets                         370,649              384,631
                                                          __________           __________

Total assets                                              $1,676,632           $1,796,781
                                                          ==========           ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                   $   43,605           $   41,072
   Obligation under capital lease                              4,056                4,235
   Accounts payable                                           99,021               63,452
   Accrued expenses                                           24,307               43,810
                                                          __________           __________

             Total current liabilities                       170,989              152,569
                                                          __________           __________

Noncurrent liabilities:
Long-term debt, less current maturities                      508,427              521,161
Obligation under capital lease                                 6,274                7,337
Deferred tax liability                                       241,589              245,644
                                                          __________           __________
             Total noncurrent liabilities                    756,290              774,142
                                                          __________           __________

             Total liabilities                               927,279              926,711
                                                          __________           __________

Stockholders' equity:
Common stock, no par value, 3,000,000 shares
authorized, 8,792 issued and outstanding                   1,994,718            1,994,718
Retained earnings (deficit)                                 (995,365)            (874,648)
Accumulated other comprehensive income - unrealized
loss on investment                                          (250,000)            (250,000)
                                                          __________           __________

             Total stockholders' equity                      749,353              870,070
                                                          __________           __________

             Total liabilities and stockholders' equity   $1,676,632           $1,796,781
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
                                   (UNAUDITED)

                                                        10/31/02        10/31/01
                                                        _________       _________

Revenues                                                $300,863        $ 309,676
                                                        _________       _________

Costs and expenses:
   Cost of revenues                                       227,497         255,282
   Operating, general and administrative expenses         185,245         259,940
                                                        _________       _________

             Total costs and expenses                     412,742         515,222
                                                        _________       _________

             Loss from operations                        (111,879)       (205,546)
                                                        _________       _________

Other income (expense):
Interest income                                             1,977          10,888
Loss on uncollectible note receivable                           0          (2,028)
Interest expense                                          (10,811)        (11,510)
                                                        _________       _________

             Total other income (expense)                  (8,834)         (2,650)
                                                        _________       _________

             Loss before income taxes                    (120,713)       (208,196)

Benefit from income taxes                                       0               0
                                                        _________       _________

             Net loss                                   $(120,713)      $(208,196)
                                                        =========       =========

             Net loss per common share                  $  (13.73)      $  (23.69)
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
                                   (UNAUDITED)


                                                        10/31/02        10/31/01
                                                        _________       _________

Revenues                                                $ 300,863       $ 309,676
                                                        _________       _________

Costs and expenses:
   Cost of revenues                                       227,497         255,282
   Operating, general and administrative expenses         185,245         259,940
                                                        _________       _________

             Total costs and expenses                     412,742         515,222
                                                        _________       _________

             Loss from operations                        (111,879)       (205,546)
                                                        _________       _________

Other income (expense):
Interest income                                             1,977          10,888
Loss on uncollectible note receivable                           0          (2,028)
Interest expense                                          (10,811)        (11,510)
                                                        _________       _________

             Total other income (expense)                  (8,834)         (2,650)
                                                        _________       _________

             Loss before income taxes                    (120,713)       (208,196)

Benefit from income taxes                                       0               0
                                                        _________       _________

             Net loss                                    (120,713)       (208,196)
                                                        =========       =========

             Net loss per common share                  $  (13.73)      $  (23.69)
                                                        =========       =========


The accompanying notes are an integral part of the Consolidated Financial Statements.


                                        5





                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED OCTOBER 31
                                   (Unaudited)


                                                        10/31/02        10/31/01
                                                        _________       _________

Cash flows from operating activities:
   Net loss                                             $(120,713)      $(208,196)
   Adjustments to reconcile net loss
       to net cash used in operating activities
        Depreciation and amortization                      35,207          48,042
        Bad debt                                                0           2,028
        (Increase) decrease in:
        Receivables                                       (12,086)         (3,874)
        Prepaid expenses                                  (13,075)         (8,459)
        Increase (decrease) in:
        Accounts payable                                   35,569           4,313
        Accrued expenses                                  (19,503)        (12,130)
                                                        _________       _________

        Net cash used in operating activities             (94,601)       (178,276)
                                                        _________       _________

 Cash flows from investing activities:
    Purchase of property and equipment                          0          (6,947)
                                                        _________       _________


 Cash flows from financing activities:
 Principal payments on capital lease obligation            (1,242)           (816)
    Principal payments on long-term debt                  (10,201)         (9,309)
                                                        _________       _________

        Net cash used in financing activities             (11,443)        (10,125)
                                                        _________       _________

        Net decrease in cash                             (106,044)       (195,348)

        Cash at beginning of the year                     326,995         974,897
                                                        _________       _________

        Cash at end of period                           $ 220,951       $ 779,549
                                                        =========       =========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest            $  10,824       $  11,451
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


                                        6


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at October 31, 2002 and July 31, 2002 and the results of operations for the quarters and year to date periods ended October 31, 2002 and October 31, 2001. The notes to the financial statements contained in the 2002 Annual Report to Shareholders and incorporated by reference into the 2002 Form 10-K should be read in conjunction with these financial statements.


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 2002


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2002


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2002


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

On August 16, 2002, the CEO for Accounting USA, Mr. Brian W. McDonald, resigned to pursue other interests. The Company did not have a non-compete agreement with Mr. McDonald and is unable to assess what adverse impact, if any, might result from Mr. McDonald's departure. The Company immediately began a search for new leadership and the operations continued in a stable manner because of the increased effort of the management team. Approximately one month after Mr. McDonald's departure one of the Company's Client Account Specialists ("CAS") resigned and concurrently ten (10) clients left with directions they were moving their business to a company established by the departing CAS, Ms. Suzanne Luckett. The Company has filed a lawsuit against Ms. Luckett and is currently in discovery to determine if other parties will be brought in as defendants.

With the savings from Mr. McDonald's employment package, approximately $125,000 per year, the Company is very near break-even and it is expected losses will stop by the end of 2002.

The Company is evaluating its options in regard to the future of Accounting USA and is seeking leadership with greater marketing expertise and experience. The Company continues to add new clients and management believes marketing opportunities exist that have not been effectively explored.

At the December 6, 2002 Shareholder Annual Meeting a one (1) for three (3) Reverse Split was approved, and will be completed by February 18, 2003. When completed, the Company will be, it is expected, in a position to "go private". Management cannot say with certainty, but it is projected the number of shareholders will be reduced from the current 384 to below 300. If taken private, the Company will be able to save significant professional and other costs related to being a public company. It is also expected the Company will be in a position to sell the "Public Shell" at some point in time.

The Company has received and accepted an offer from Paychex, Inc. to purchase the payroll portion of the business.

Management intends to look at all options concerning the future of Accounting USA and continues to believe markets and market niches have not been effectually explored.

RESULTS OF OPERATIONS FOR ACCOUNTING USA, INC.

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.

Total revenue decreased by $8,813 for the quarter ended October 31, 2002 compared to the same quarter one year ago. The primary factor in this decrease was lost business, which is currently the subject of litigation. The Company's sales force remains in place and it is expected revenue will increase approximately $3,000 monthly or $36,000 in annual revenue posted each month. Accounting department cost decreases reflect the loss of Client Account Specialists ("CAS") having left in conjunction with lost business.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                OCTOBER 31, 2002


BALANCE SHEET FOR ACCOUNTING USA, INC.

The company's accounts receivable (net of reserve) decreased by 30%, based upon open receivables at October 31, 2001 of $92,948 compared to open receivables of $64,724 at October 31, 2002. The decrease is attributable to the decrease in accounting service revenue of 3% and an aggressive collection approach adopted by the company.

Gross tangible fixed assets decreased from their October 31, 2001 position of $235,066 to the October 31, 2002 position of $124,605, or a decrease of $110,461, primarily from depreciation. The company is not anticipating making any significant expenditures in the near future for fixed assets.

The company is currently amortizing an intangible asset referred to as Capitalized Client Listing associated with the acquisition of a competitor's client base. As of October 31, 2002, the gross intangible asset basis was $125,322 with accumulated amortization of $48,062. As of October 31, 2001, the gross intangible asset basis was $125,322 with accumulated amortization of $25,157.

Trade accounts payables increased from their October 31, 2001 position of $20,321 to their October 31, 2002 position of $68,455.

Term debt of the company decreased from the prior year, with $68,644 and $98,331 outstanding for the periods of October 31, 2002 and 2001, respectively.


ACQUISITION OR DISPOSITION OF ASSETS

The Company currently has property located at 2211 Greene Way, Louisville, Kentucky listed for sale for $1,375,000. In December, a new three-year lease was executed with the tenant occupying most of the building with a $4,000 decrease in monthly rent over the life of the lease, but it is expected that securing the long-term tenant will result in a relatively quick sale of the property.

LIQUIDITY AND CAPITAL NEEDS

The company currently has approximately $150,000 in cash, expects to sell its payroll business for approximately $168,000 and expects to sell the above real estate to have available the liquidity needed. With Accounting USA, Inc. losses expected to stop in December of 2002, sufficient liquidity and capital are available for operations.


LITIGATION

The Company has no litigation current, pending or threatened. It did file a lawsuit in October of 2002 against a former employee, Suzanne Luckett, in relation to former Accounting USA, Inc. clients moving to a company she formed and is servicing. It is expected there will be other defendants named in that action.

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



                                                LINCOLN INTERNATONAL CORPORATION



                                                ________________________________
                                                Lee Sisney, President




Dated this 18th day of December, 2002