Form 10-Q
period 2003-01-31
LINCOLN INTERNATIONAL CORP
filed 2003-03-13
CIK 59544

Form 10-Q


                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.

                               __________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               __________________


For the Quarter ended January 31, 2003                Commission file No. 0-0767

                               __________________


                        LINCOLN INTERNATIONAL CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as specified in its charter)


           Kentucky                                             61-0575092
______________________________                            ______________________
 (State of other Jurisdiction                                (I.R.S. Employer
incorporation or organization)                            Identification Number)


2200 Greene Way, Suite 101, Louisville, Kentucky                  40220
________________________________________________               __________
    (Address or principal executive offices)                   (Zip Code)


(Registrants Telephone Number, Including Area Code)  (502) 671-0010


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

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                          PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2003
              and July 31, 2002                                             3

          Statements of Operations for the quarters
              and year-to-date periods ended January 31, 2003
              and January 31, 2002                                        4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended January 31, 2003
              and January 31, 2002                                          6

          Notes to the Financial Statements                                 7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8 - 11

Part II: Other Information

     Item 6                                                                12

     Signature                                                             13


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                   1/31/03               7/31/02
                                                              ________________     ______________

                                     ASSETS
Current assets:
  Cash                                                       $         130,293    $       326,995
  Accounts receivable, net of allowance for
    doubtful accounts of $7,000                                        116,984             49,664
  Note receivable, net of allowance for
    doubtful accounts of $35,100                                        46,014             48,462
  Other receivables                                                        478                478
  Prepaid expenses                                                      11,270             10,120
                                                              ________________     ______________
             Total current assets                                      305,039            435,719
                                                              ________________     ______________
Net property, plant and equipment                                      925,863            976,431
                                                              ________________     ______________
Noncurrent assets:
  Goodwill, net                                                        119,134            138,987
  Deferred tax asset                                                   236,906            245,644
                                                              ________________     ______________
             Total noncurrent assets                                   356,040            384,631
                                                              ________________     ______________
Total assets                                                 $       1,586,942    $     1,796,781
                                                              ================     ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                       $          44,483    $        41,072
  Obligation under capital lease                                         4,188              4,235
  Accounts payable                                                      70,301             63,452
  Accrued expenses                                                       3,234             43,810
                                                              ________________     ______________
             Total current liabilities                                 122,206            152,569
                                                              ________________     ______________
Noncurrent liabilities:
  Long-term debt, less current maturities                              497,139            521,161
  Obligation under capital lease                                         5,307              7,337
  Deferred tax liability                                               236,906            245,644
                                                              ________________     ______________
             Total noncurrent liabilities                              739,352            774,142
                                                              ________________     ______________
             Total liabilities                                         861,558            926,711
                                                              ________________     ______________
Stockholders' equity:
  Common stock, no par value, 3,000,000 shares
    authorized, 8,792 issued and outstanding                         1,994,718          1,994,718
  Retained earnings (deficit)                                       (1,019,334)          (874,648)
    Accumulated other comprehensive income - unrealized
      loss on investment                                              (250,000)          (250,000)
                                                              ________________     ______________
             Total stockholders' equity                                725,384            870,070
                                                              ________________     ______________
             Total liabilities and stockholders' equity      $       1,586,942    $     1,796,781
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
                                   (UNAUDITED)

                                                                          1/31/03             1/31/02
                                                                      ______________      _____________
Revenues                                                             $       375,097     $      334,944
                                                                      ______________      _____________


Costs and expenses:
  Cost of revenues                                                           212,785            237,208
  Operating, general and administrative expenses                             176,733            262,512
                                                                      ______________      _____________
             Total costs and expenses                                        389,518            499,720
                                                                      ______________      _____________
             Loss from operations                                            (14,421)          (164,776)

Other income (expense):
  Interest income                                                                542              7,208
  Loss on uncollectible note receivable                                            0             (2,005)
  Interest expense                                                           (10,090)           (15,004)
                                                                      ______________      _____________
             Total other income (expense)                                     (9,548)            (9,801)
                                                                      ______________      _____________
             Loss before income taxes                                        (23,969)          (174,577)

Benefit from income taxes                                                          0                  0
                                                                      ______________      _____________
             Net income (loss)                                       $       (23,969)    $     (174,577)
                                                                      ==============      =============
             Net income (loss) per common share                      $         (2.73)    $       (19.87)
                                                                      ==============      =============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                           1/31/03             1/31/02
                                                                      ______________      ______________
Revenues                                                             $       675,960     $       644,620
                                                                      ______________      ______________


Costs and expenses:
  Cost of revenues                                                           440,282             492,490
  Operating, general and administrative expenses                             361,978             522,452
                                                                      ______________      ______________
             Total costs and expenses                                        802,260           1,014,942
                                                                      ______________      ______________
             Loss from operations                                           (126,300)           (370,322)

Other income (expense):
  Interest income                                                              2,519              18,096
  Loss on uncollectible note receivable                                            0              (4,033)
  Interest expense                                                           (20,901)            (26,514)
                                                                      ______________      ______________
             Total other income (expense)                                    (18,382)            (12,451)
                                                                      ______________      ______________
             Loss before income taxes                                       (144,682)           (382,773)

Benefit from income taxes                                                          0                   0
                                                                      ______________      ______________
             Net loss                                                $      (144,682)    $      (382,773)
                                                                      ==============      ==============
             Net loss per common share                               $        (16.46)    $        (43.56)
                                                                      ==============      ==============


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

                                                                    1/31/03              1/31/02
                                                                _______________      ____________
Cash flows from operating activities:
  Net loss                                                     $       (144,682)    $    (382,773)
  Adjustments to reconcile net loss
       to net cash used in operating activities
       Depreciation and amortization                                     70,417            96,084
       Bad debt expense                                                  11,065                 0
       (Increase) decrease in:
         Receivables                                                    (75,937)            2,317
         Prepaid expenses                                                (1,150)           (5,692)
       Increase (decrease) in:
         Accounts payable                                                 6,849             2,325
         Accrued expenses                                               (40,576)          (17,124)
                                                                _______________      ____________
         Net cash used in operating activities                         (174,014)         (304,863)
                                                                _______________      ____________

Cash flows from investing activities:
  Purchase of property and equipment                                          0           (15,820)
                                                                _______________      ____________

Cash flows from financing activities:
  Principal payments on capital lease obligation                         (2,077)           (2,119)
  Principal payments on long-term debt                                  (20,611)          (18,826)
                                                                _______________      ____________
       Net cash provided by (used in) financing activities              (22,688)          (20,945)
                                                                _______________      ____________
       Net increase (decrease) in cash                                 (196,702)         (341,628)

       Cash at beginning of the year                                    326,995           974,897
                                                                _______________      ____________
       Cash at end of period                                   $        130,293     $     633,269
                                                                ===============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $         20,928     $      26,494
                                                                ===============      ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at January 31, 2003 and July 31, 2002 and the results of operations for the quarters and year to date periods ended January 31, 2003 and January 31, 2002. The notes to the financial statements contained in the 2002 Annual Report to Shareholders and incorporated by reference into the 2002 Form 10-K should be read in conjunction with these financial statements.


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 2003

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANAURY 31, 2003

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2003

The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so t it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc. Subsequently, the Company increased the amount of investment in Accounting USA.

On August 16, 2002, the CEO for Accounting USA, Mr. Brian W. McDonald, resigned to pursue other interests. The Company did not have a non-compete agreement with Mr. McDonald and is unable to assess what adverse impact, if any, might result from Mr. McDonald's departure. The Company immediately began a search for new leadership and the operations continued in a stable manner because of the increased effort of the management team. Approximately one month after Mr. McDonald's departure one of the Company's Client Account Specialists ("CAS") resigned and concurrently ten (10) clients left with directions they were moving their business to a company established by the departing CAS, Ms. Suzanne Luckett. The Company filed a lawsuit in October 2002, and on March 7, 2003 filed a Motion to Amend its Complaint to include another former Client Account
Specialist by the name of Stephanie Colin to be named as a Defendant in this lawsuit. The Company has learned that Ms. Colin is one of the owners of the company to which Accounting USA business moved concurrent with Ms. Colin's resignation. Many of those who left Accounting USA had been serviced by Ms. Colin and Ms. Luckett.

In February 2003, the Company entered into an agreement with Mr. Ken Berryman to serve as President and CEO of Accounting USA. Mr. Berryman's primary initial functions will be on marketing efforts and/or service refinement and improvement as well as implementing a cost reduction plan to get the Company on a break-even basis.

The Company continues to evaluate its options in regard to the future of Accounting USA and believes the current leadership brings a much needed marketing expertise and experience. The Company continues to add new clients and management believes marketing opportunities exist that have not been effectively explored.

At the December 6, 2002 Shareholder Annual Meeting a one (1) for three (3) Reverse Split was approved by a majority of the Shareholders. On February 18, 2003, the Reverse Split terminated, and based upon current results, it is expected the total number of shares after the Reverse Split will be 2,771 and the total number of Shareholders reduced from 384 to 101. It is expected the Company will have to pay out approximately $7,500 for the fractional shares terminated by the Reverse Split. Completion of the Reverse Split will allow the Company to be in a position to "go private" and save approximately $40,000 to $45,000 per year in audit and legal fees. Furthermore, the Company is now in a position to sell the "Public Shell" at some point in time and will begin efforts to find a buyer for the Shell.

On December 15, 2002, the Company sold its payroll business to Paychex, Inc. and under that sales agreement the Company received $58,000 in January 2003 and is expected to receive and additional $50,000 under the Purchase Agreement. This business had previously been outsourced to Payday Solutions, Inc. and under the agreement, Accounting USA was receiving no income from the payroll portion of the services provided with the revenue simply flowing through Accounting USA. The winter months of October, November and December traditionally have not been good sales months for the accounting services provided by Accounting USA. It is expected that during the spring of 2003 the sales and revenue will increase. The Company is currently evaluating, as well as implementing, further costs savings in regard to its sales efforts and expect the results of that to manifest itself in the next quarter.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                JANUARY 31, 2003

RESULTS OF OPERATIONS FOR ACCOUNTING USA, INC.

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.

Total revenue increased by $40,153 for the quarter ended January 31, 2003 compared to the same quarter one year ago. The primary factor in this increase was the proceeds from the sale of the payroll business. The Company's sales force remains in place and it is expected revenue will increase approximately $3,000 monthly or $36,000 in annual revenue posted each month. Accounting department cost decreases reflect the loss of Client Account Specialists ("CAS") having left in conjunction with lost business.

BALANCE SHEET FOR ACCOUNTING USA, INC.

The company's accounts receivable (net of reserve) increased by 42%, based upon open receivables at January 31, 2002 of $82,138 compared to open receivables of $116,984 at January 31, 2003. The increase is attributable to the sale and receivable from the sale of the payroll business.

Gross tangible fixed assets decreased from their January 31, 2002 position of $211,988 to the January 31, 2003 position of $105,487, or a decrease of $106,501, primarily from depreciation. The company is not anticipating making any significant expenditures in the near future for fixed assets.

The company is currently amortizing an intangible asset referred to as Goodwill associated with the acquisition of a competitor's client base. As of January 31, 2003, the gross intangible asset basis was $125,322 with accumulated amortization of $53,788. As of January 31, 2002, the gross intangible asset basis was $125,322 with accumulated amortization of $30,884.

Trade accounts payables increased from their January 31, 2002 position of $172,410 to their January 31, 2003 position of $197,470.

Term debt of the company decreased from the prior year, with $60,822 and $91,173 outstanding for the periods of January 31, 2003 and 2002, respectively.

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

LIQUIDITY AND CAPITAL NEEDS

The company currently has approximately $77,000 in cash, expects to sell its payroll business for approximately $108,000 and expects to sell the above real estate to have available the liquidity needed. With Accounting USA, Inc. losses expected to stop in May of 2003, sufficient liquidity and capital are available for operations.

LITIGATION

The Company has no litigation current, pending or threatened. It did file a lawsuit in October of 2002 against a former employee, Suzanne Luckett, in relation to former Accounting USA, Inc. clients moving to a company she formed and is servicing. In March 2003, the Company filed a Motion to Amend its Complaint to include as an additional Defendant, Ms. Stephanie Colin, also a former employee and a principal in the Company that has received several clients who were serviced by Ms. Luckett and Ms. Colin when they were employees of Accounting USA, Inc.

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

                                     LINCOLN INTERNATONAL CORPORATION


                                     /s/ LEE SISNEY
                                     ________________________________
                                     Lee Sisney, President




Dated this 12th day of March, 2003

                                  CERTIFICATION


I, Lee Sisney, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Lincoln International Corporation;


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


Date: March 13, 2003


                                                  /s/ LEE SISNEY
                                                  ______________________
                                                      Lee Sisney
                                                      President and CFO