Form 10-Q
period 2003-04-30
LINCOLN INTERNATIONAL CORP
filed 2003-06-12
CIK 59544

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISION
                                WASHINGTON, D.C.
                           __________________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           __________________________


     For the Quarter ended April 30, 2003    Commission file No. 0-0767
                           __________________________


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


          2300 Greene Way
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

                  YES      [X]                     NO      [ ]

Indicate the numbers of shares outstanding of each of the issuer' classes of common stock, as of the close of the period covered by this report: 2,774 of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGES

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of April 30, 2003
              and July 31, 2002                                          3

          Statements of Operations for the quarters
              and year-to-date periods ended April 30, 2003
              and April 30, 2002                                       4 - 5

          Statements of Cash Flows for the
              year-to-date periods ended April 30, 2003
              and April 30, 2002                                         6

          Notes to the Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      8 - 11

Part II: Other Information

     Item 6                                                             12

     Signature                                                          13


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                                 (Unaudited)
                                                                   4/30/03              7/31/02
                                                                 ____________        ____________

                                     ASSETS
Current assets:
  Cash                                                           $     33,301        $    326,995
  Accounts receivable, net of allowance for
    doubtful accounts of $7,000 for 2002                               29,594              49,664
  Note receivable, net of allowance for
    doubtful accounts of $35,100                                       46,540              48,462
  Other receivables                                                       478                 478
  Prepaid expenses                                                      5,361              10,120
                                                                 ____________        ____________
            Total current assets                                      115,274             435,719
                                                                 ____________        ____________

Net property, plant and equipment                                     900,578             976,431

Noncurrent assets:
  Goodwill, net                                                       109,208             138,987
  Deferred tax asset                                                  235,689             245,644
                                                                 ____________        ____________
            Total noncurrent assets                                   344,897             384,631
                                                                 ____________        ____________

Total assets                                                     $  1,360,749        $  1,796,781
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $     45,434        $     41,072
  Obligation under capital lease                                        4,322               4,235
  Accounts payable                                                     39,055              63,452
  Accrued expenses                                                     13,099              43,810
  Deferred rental income                                                1,842                   0
                                                                 ____________        ____________
            Total current liabilities                                 103,752             152,569
                                                                 ____________        ____________

Noncurrent liabilities:
  Long-term debt, less current maturities                             485,355             521,161
  Obligation under capital lease                                        4,045               7,337
  Deferred tax liability                                              235,689             245,644
                                                                 ____________        ____________
            Total noncurrent liabilities                              725,089             774,142
                                                                 ____________        ____________

            Total liabilities                                         828,841             926,711
                                                                 ____________        ____________

Stockholders' equity:
  Common stock, no par value, 3,000,000 shares
    authorized, 2,774 issued and outstanding (8,792 in 2002)        1,994,958           1,994,718
  Retained earnings (deficit)                                      (1,210,050)           (874,648)
  Treasury stock                                                       (3,000)                  0
    Accumulated other comprehensive income - unrealized
      loss on investment                                             (250,000)           (250,000)
                                                                 ____________        ____________

            Total stockholders' equity                                531,908             870,070
                                                                 ____________        ____________

            Total liabilities and stockholders' equity           $  1,360,749        $  1,796,781
                                                                 ============        ============

The accompanying notes are an integral part of the Consolidated Financial Statements.


                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE QUARTER ENDED APRIL 30
                                   (UNAUDITED)
                                                                   4/30/03             4/30/02
                                                                 ____________        ____________

Revenues                                                         $    155,084        $    331,716
                                                                 ____________        ____________

Costs and expenses:
  Cost of revenues                                                    215,989             220,152
  Operating, general and administrative expenses                      120,380             241,938
                                                                 ____________        ____________
            Total costs and expenses                                  336,369             462,090
                                                                 ____________        ____________
            Loss from operations                                     (181,285)           (130,374)
                                                                 ____________        ____________

Other income (expense):
  Interest income                                                         910               4,562
  Loss on uncollectible note receivable                                     0              (1,838)
  Interest expense                                                    (10,342)            (16,953)
                                                                 ____________        ____________

            Total other income (expense)                               (9,432)            (14,229)
                                                                 ____________        ____________

            Loss before income taxes                                 (190,717)           (144,603)

Benefit from income taxes                                                   0                   0
                                                                 ____________        ____________

            Net loss                                             $   (190,717)       $   (144,603)
                                                                 ============        ============

            Net loss per common share                            $     (47.49)       $     (16.45)
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
                                   (UNAUDITED)

                                                                   4/30/03             4/30/02
                                                                 ____________        ____________

Revenues                                                         $    831,044        $    976,336
                                                                 ____________        ____________

Costs and expenses:
  Cost of revenues                                                    656,271             712,642
  Operating, general and administrative expenses                      482,358             764,390
                                                                 ____________        ____________

            Total costs and expenses                                1,138,629           1,477,032
                                                                 ____________        ____________

            Loss from operations                                     (307,585)           (500,696)
                                                                 ____________        ____________

Other income (expense):
  Interest income                                                       3,429              22,658
  Loss on uncollectible note receivable                                     0              (5,871)
  Interest expense                                                    (31,243)            (43,467)
                                                                 ____________        ____________

            Total other income (expense)                              (27,814)            (26,680)
                                                                 ____________        ____________

            Loss before income taxes                                 (335,399)           (527,376)

Benefit from income taxes                                                   0                   0
                                                                 ____________        ____________

            Net loss                                             $   (335,399)       $   (527,376)
                                                                 ============        ============

            Net loss per common share                            $     (54.94)       $     (59.98)
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

                                                                   4/30/03             4/30/02
                                                                 ____________        ____________
Cash flows from operating activities:
  Net loss                                                       $   (335,399)       $   (527,376)
  Adjustments to reconcile net loss
        to net cash used in operating activities
        Depreciation and amortization                                 105,629             144,128
        (Increase) decrease in:
          Receivables                                                  21,992             (16,661)
          Prepaid expenses                                              4,759               7,718
        Increase (decrease) in:
          Accounts payable                                            (24,397)            (76,921)
          Accrued expenses                                            (30,711)            (27,306)
          Income taxes payable                                              0             (18,433)
          Deferred rental income                                        1,842               1,842
                                                                 ____________        ____________

          Net cash used in operating activities                      (256,285)           (513,009)
                                                                 ____________        ____________


Cash flows from investing activities:
  Purchase of property and equipment                                        0             (15,820)
                                                                 ____________        ____________


Cash flows from financing activities:
  Proceeds from issuance of common stock                                  240                 600
  Purchase of treasury stock                                           (3,000)             (4,000)
  Principal payments on capital lease obligation                       (3,205)             (3,037)
  Principal payments on long-term debt                                (31,444)            (28,846)
                                                                 ____________        ____________

          Net cash used in financing activities                       (37,409)            (35,283)
                                                                 ____________        ____________

          Net decrease in cash                                       (293,694)           (564,112)

          Cash at beginning of the year                               326,995             974,897
                                                                 ____________        ____________

          Cash at end of period                                  $     33,301        $    410,785
                                                                 ============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $     31,400        $     17,069
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


                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at April 30, 2003 and July 31, 2002 and the results of operations for the quarters and year to date periods ended April 30, 2003 and April 30, 2002. The notes to the financial statements contained in the 2002 Annual Report to Shareholders and incorporated by reference into the 2002 Form 10-K should be read in conjunction with these financial statements.


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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 2003

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2003


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

The intent of Lincoln is to refine the services of Accounting USA, Inc. and the sales of those services so it can be replicated in other metropolitan markets around the country. Management believes the services of Accounting USA, Inc. meets a unique market niche, particularly with the Internet access available to its clients. Given the outsourcing of accounting/bookkeeping is estimated to save clients an average of 30% to 40% of the cost of doing the same service in-house, it is believed by management the outsourcing concept of Accounting USA, Inc. has potential for future expansion and growth. Accounting USA, Inc. does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA, Inc. Subsequently, the Company increased the amount of investment in Accounting USA.

On August 16, 2002, the CEO for Accounting USA, Mr. Brian W. McDonald, resigned to pursue other interests. In prior 10Q's it was stated that the former CEO of Accounting USA, did not have a non-compete agreement to prohibit involvement in a competitive manner. The Company has learned that Mr. McDonald did in fact have a non-compete agreement with Accounting USA, Inc. and that non-compete agreement, by its' terms, survived the merger of Accounting USA, Inc. and Lincoln International Corporation in December of 2000. The Company is currently in litigation with two former employees of Accounting USA, Inc. and is evaluating its' legal options and the effect of the non-compete agreement. The

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2003


Company immediately began a search for new leadership and the operations continued in a stable manner because of the increased effort of the management team. Approximately one month after Mr. McDonald's departure one of the Company's Client Account Specialists ("CAS") resigned and concurrently ten (10) clients left with directions they were moving their business to a company established by the departing CAS, Ms. Suzanne Luckett. The Company filed a lawsuit in October 2002, and on March 7, 2003 filed a Motion to Amend its Complaint to include another former Client Account Specialist by the name of Stephanie Colin to be named as a Defendant in this lawsuit. The Company has learned that Ms. Colin is one of the owners of the company to which Accounting USA business moved concurrent with Ms. Colin's resignation. Many of those who left Accounting USA had been serviced by Ms. Colin and Ms. Luckett. Depositions of Ms. Luckett and Ms. Colin have been scheduled for June 5, 2003, and legal counsel is requesting an October or November 2003 trial date.

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

At the December 6, 2002 Shareholder Annual Meeting a one (1) for three (3) Reverse Split was approved by a majority of the Shareholders. On February 18, 2003, the Reverse Split terminated, and based upon current results, it is expected the total number of shares after the Reverse Split will be 2,774 and the total number of Shareholders reduced from 384 to 104. It is expected the Company will have to pay out approximately $13,560 for the fractional shares terminated by the Reverse Split. Completion of the Reverse Split will allow the Company to be in a position to "go private" and save approximately $40,000 to $45,000 per year in audit and legal fees. Furthermore, the Company is now in a position to sell the "Public Shell" at some point in time and will begin efforts to find a buyer for the Shell. The company is responding to an SEC request for further information and when that is filed the reverse split will be completed.

On December 15, 2002, the Company sold its payroll business to Paychex, Inc. and under that sales agreement the Company received $58,000 in January 2003 and is expected to receive an additional $50,000 under the Purchase Agreement. This business had previously been outsourced to Payday Solutions, Inc. and under the agreement, Accounting USA was receiving no income from the payroll portion of the services provided with the revenue simply flowing through Accounting USA. The winter months of October, November and December traditionally have not been good sales months for the accounting services provided by Accounting USA. It is expected that during the spring of 2003 the sales and revenue will increase. The Company is currently evaluating, as well as implementing, further costs savings in regard to its sales efforts and expect the results of that to manifest itself in the next quarter.

RESULTS OF OPERATIONS FOR ACCOUNTING USA, INC.

STATEMENT OF INCOME FOR ACCOUNTING USA, INC.

Total revenue decreased by $176,632 for the quarter ended April 30, 2003 compared to the same quarter one year ago. The primary factor in this decrease was the departure of two Client Account Specialists who took clients with them. The Company's sales force remains in place and it is expected revenue will increase approximately $3,000 monthly or $36,000 in annual revenue posted each month. Accounting department cost decreases reflect the loss of Client Account Specialists ("CAS") having left in conjunction with lost business.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 APRIL 30, 2003


BALANCE SHEET FOR ACCOUNTING USA, INC.

The company's accounts receivable (net of reserve) decreased by 72%, based upon open receivables at April 30, 2002 of $106,276 compared to open receivables of $29,594 at April 30, 2003. The decrease is attributable to the loss of clients to the departing Client Account Specialists.

Gross tangible fixed assets decreased from their April 30, 2002 position of $180,038 to the April 30, 2003 position of $86,369, or a decrease of $93,669, primarily from depreciation. The company is not anticipating making any significant expenditures in the near future for fixed assets.

The company is currently amortizing an intangible asset referred to as Goodwill associated with the acquisition of a competitor's client base. As of April 30, 2003, the gross intangible asset basis was $125,322 with accumulated amortization of $59,514., As of April 30, 2002, the gross intangible asset basis was $125,322 with accumulated amortization of $36,610.

Trade accounts payables decreased from their April 30, 2002 position of $174,872 to their April 30, 2003 position of $168,555.

Term debt of the company decreased from the prior year, with $52,869 and $83,803 outstanding for the periods of April 30, 2003 and 2002, respectively.

ACQUISITION OR DISPOSITION OF ASSETS

The Company currently has property located at 2211 Greene Way, Louisville, Kentucky listed for sale for $1,375,000. In December, a new three-year lease was executed with the tenant occupying most of the building with a $4,000 decrease in monthly rent over the life of the lease, but it is expected that securing the long-term tenant will result in a relatively quick sale of the property. The company is moving, the first week of June, 2003, its operations in 2211 Greene Way under a three (3) year lease to not only save rent but also to help sell the building.

LIQUIDITY AND CAPITAL NEEDS

The company currently has approximately $27,000 in cash, expects to receive an additional $50,000 from the sale of its payroll business and expects to sell the above real estate to have available the liquidity needed. With Accounting USA, Inc. losses expected to stop in May of 2003, sufficient liquidity and capital are available for operations. Nevertheless, the company is applying for a $100,000 line of credit with Commonwealth Bank & Trust to be secured by a second mortgage on 2211 Greene Way.

LITIGATION

The Company has no litigation current, pending or threatened. It did file a lawsuit in October of 2002 against a former employee, Suzanne Luckett, in relation to former Accounting USA, Inc. clients moving to a company she formed and is servicing. In March 2003, the Company filed a Motion to Amend its Complaint to include as an additional Defendant, Ms. Stephanie Colin, also a former employee and a principal in the Company that has received several clients who were serviced by Ms. Luckett and Ms. Colin when they were employees of Accounting USA, Inc. Discovery in the case begins June 5, 2003 and other parties may be joined.

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



                        LINCOLN INTERNATONAL CORPORATION



                        /s/ LEE SISNEY
                        __________________________________
                            Lee Sisney, President




Dated this 11th day of June, 2003

                                 CERTIFICATION


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



     Date: June 11, 2003



     /s/ LEE SISNEY
     _________________
     Lee Sisney
     President and CFO