Form 10-K
period 2003-07-31
LINCOLN INTERNATIONAL CORP
filed 2004-04-07
CIK 59544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For fiscal year ended July 31, 2003 Commission File No. 0-5767


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


         2211 Greene Way
         Louisville, Kentucky                                           40220
_______________________________________                               __________
(Address of principal executive office)                               (Zip Code)


                                 (502) 992-9060
               __________________________________________________
               Registrant's telephone number, including area code


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

YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form.

YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


Not applicable as no regular market exists for the common stock of Lincoln.


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 29, 2004.

                              COMMON (NO-PAR) 2,609

                       DOCUMENTS INCORPORATED BY REFERENCE

None.



                                     PART I


ITEM 1: BUSINESS


OVERVIEW


Lincoln International Corporation ("Lincoln" or the "Company"), is a Kentucky corporation that was incorporated in 1960. During the reporting period, the Company was engaged in providing bookkeeping and payroll services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA business division, and the rental of commercial office property located in Louisville, Kentucky. Subsequent to the end of its last fiscal year, Lincoln sold its rental property and distributed to its stockholders its operating company containing its bookkeeping business.


ACCOUNTING USA

Accounting USA was founded in 1999 and provides accounting/bookkeeping and payroll services for small to medium sized businesses primarily in the metropolitan area of Louisville Kentucky. Accounting USA has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is to the belief of Lincoln minimal in the Louisville, Kentucky metropolitan area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA on a "real time" basis. Accounting USA's core functions are: accounts payable; accounts receivable; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA are direct sales and business referrals from banks, CPA's or other businesses. The intent of Lincoln is to refine the services of Accounting USA and the sales of those services so that it can be offered in other metropolitan markets around the country. Management believes the services of Accounting USA meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients up to 40% of the cost of doing the same service in-house, management believes that the outsourcing concept of Accounting USA has potential for future expansion and growth. Accounting USA does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. At this time it is undecided as to what extent Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA.

REAL ESTATE OPERATIONS

During recent years the Company has been involved in the business of owning and leasing commercial real estate. At one time, the Company owned properties located at 2200, 2300, and 2211 Greene Way, Louisville, Kentucky. The Company however has liquidated most of its real estate portfolio, holding only the property located at 2211 Greene Way, Louisville, KY during the last fiscal year. This property was sold subsequent to the end of that fiscal year and the Company is no longer in the commercial real estate business.

DEVELOPMENTS DURING FISCAL 2003

On August 16, 2002, the CEO for Accounting USA, Mr. Brian W. McDonald, resigned to pursue other interests. Approximately one month after Mr. McDonald's departure one of the Company's Client Account Specialists resigned and concurrently ten (10) clients left with directions they were moving their business to a Company established by the departing operations employee, Ms. Suzanne Luckett. The Company filed a lawsuit against Ms. Luckett in October 2002, and subsequently on March 7, 2003 filed a Motion to Amend its Complaint to include another former operations employee by the name of Stephanie Colin. Following discovery, the Company amended its Complaint further and the court approved bringing in as Defendants Karen McDonald and Brian W. McDonald. Discovery indicated that Karen McDonald, Suzanne Luckett and Stephanie Colin formed an Indiana corporation by the name of Accounting Advantage, LLC to which approximately $200,000 worth of annualized revenue from clients of Accounting USA had been transferred. That lawsuit was settled on October 17, 2003 resulting in the extension of the Non-Compete Agreement with Mr. McDonald, foreclosure of Accounting Advantage from soliciting any current or former clients of Accounting USA, and Karen and Brian McDonald returning their 200 shares of common stock of the Company back to Lincoln to be retired.

On December 15, 2002, the Company entered into an agreement with Paychex, Inc. to sell its payroll operation. Pursuant to that sales agreement the Company received $45,379 in January 2003 and an additional $56,298 in August 2003. Through this process, the Company has developed a new strategic marketing relationship with Paychex, Inc. Since the completion of the sale, Paychex, Inc. sales employees have been actively referring their clients and sales prospects to Accounting USA and vice versa. The Company has also actively engaged in conversation with various accounting firms and other outsourced suppliers of administrative services in the Louisville Metro Area to form strategic alliances and/or joint business ventures.

On January 27, 2003, the Company entered into an agreement with Kenneth Berryman to serve as President and CEO of the Company's Accounting USA division. Mr. Berryman has substantially reduced the Company's monthly cash losses and repositioned the Company to facilitate sales growth. As of September 1, 2003, Mr. Berryman was hired as a full-time employee of the Company continuing his duties as President and CEO of the Accounting USA division.

On July 28, 2003 the Company received notice that its long time accounting firm and auditor, Potter & Company was terminating its relationship effective immediately with Lincoln. On October 31, 2003, Lincoln engaged Carpenter, Mountjoy, & Bressler located at 2300 Waterfront Plaza, 325 West Main Street, Louisville, KY 40202-4244 as its new independent auditor.


DEVELOPMENTS FOLLOWING THE CLOSE OF FISCAL 2003

On August 22, 2003, the Company sold its last remaining commercial office rental property located in Louisville, Kentucky for $1,260,000. At the sale closing, the Company paid off its first and second mortgages against the property of $485,551 and $57,599, respectively. After closing fees, taxes and other adjustments, the Company received net proceeds of $637,664. It is expected that the Company will pay local taxes of approximately $14,000 related to this sale. The Company is expected to utilize a portion of its federal and state net operating loss carryforwards to offset the federal and state taxes related to this sale.

In January 2004, Lincoln transferred all of its assets relating to the Accounting USA business operations to a wholly-owned subsidiary, AUSA, Inc. Lincoln then distributed all of its shares of AUSA, Inc. stock to its shareholders. AUSA, Inc. is a private corporation and is not required to file reports with the Securities and Exchange Commission under the Securities and Exchange Act of 1934.

EMPLOYEES:

As of July 31, 2003, Lincoln had thirteen (13) employees. Following the spin-off of the Accounting USA division in January 2004, the Company had no employees.



ITEM 2: PROPERTIES


The properties owned or leased by Lincoln as of July 31, 2003 are described below. These properties listed above are suitable and adequate for the various needs they supply.

                  LINCOLN ADMINISTRATIVE AND EXECUTIVE OFFICES


Lincoln leased its sole executive offices through March 12, 2004. These offices were located at 2300 Greene Way, Ste. 201, Louisville, KY 40220 The lease for this location was for 1,858 square feet. The lease expired March 12, 2004 and was not renewed by Lincoln.

Lincoln's Accounting USA division leases approximately 2,268 square feet of office space in an office building previously owned by the Company at 2211
Greene Way, Louisville, KY 40220. This lease was assumed by AUSA, Inc. in January 2004 upon the spin-off of the Accounting USA divisions. The lease expires May 31, 2006.

                                RENTAL PROPERTIES

Lincoln owned as of July 31, 2003 a building located at 2211 Greene Way, Louisville, KY 40220, which it leases to various tenants for income, including its former Accounting USA division. The building contains approximately 15,800 sq. feet. Following the end of the last fiscal year, Lincoln sold the building and has no further interest in it.



ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There does not exist at the present time any regular market for any common stock of Lincoln. Historically the Company has not paid dividends to its stockholders. Subsequent to the last fiscal year, Lincoln did distribute to its shareholders all of its stock holdings in AUSA, Inc., a wholly-owned subsidiary which held its Accounting USA operations. The Company has not determined whether it will in the future distribute to its shareholders any or all of its remaining on-hand cash.


ITEM 6: SELECTED FINANCIAL DATA





                                                              Years ending July 31
                                     ______________________________________________________________________
                                                                      2001
                                        2003           2002        (Restated)        2000           1999
                                     __________     __________     __________     __________     __________

Revenues                             $  991,902     $1,292,757     $1,137,268     $  692,942     $  190,050


Net income (loss)                      (553,903)      (732,966)      (766,830)      (500,914)     1,474,483

Earnings (loss) per
  common share (1):

  Net income (loss)                     (194.69)       (250.24)       (270.30)       (188.49)        706.92

Cash dividends                                0              0              0              0              0

Total assets                          1,019,989      1,551,137      2,730,518      3,786,349      3,690,394

Long-term obligations                   466,270        528,498        573,320         85,511              0

Gain (loss) on sale of property,
  equipment, and operating
  assets                                 (2,464)             0        296,192        (12,884)     2,359,078

(1)   All data adjusted for a 1 for 3 reverse stock split in FY 2003.



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and interest income in our financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to contract agreements, research collaborations and investments. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in the Company's financial statements require significant estimates and judgments:

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Note T, management has developed plans to address these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

GOODWILL: Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. As of July 31, 2003, the Company determined the carrying amount of its assets to be equal to or less than market value and did not recognize an impairment charge. However, management adopted a plan to sell certain of its property as of February 2003. As of this date, these assets were recorded as assets held for sale on the balance sheet and no depreciation expense has subsequently been recorded.


RESULTS OF OPERATIONS


The primary focus of the Company over the last two fiscal years has been to move the Accounting USA division to a break-even point and to discontinue rental property operations by selling the remaining rental property assets.

STATEMENT OF INCOME

FISCAL YEAR ENDED JULY 31, 2003 COMPARED TO THE YEAR ENDED JULY 31, 2002

Total revenue decreased compared to the previous year primarily due to lost accounts that were the subject of litigation. The Company does not believe it will be able to retrieve these accounts lost upon the departure of the former President of the Accounting USA division and former members of his staff. These clients accounted for approximately $200,000 in annual revenue. The Company continues to generate new sales, however, significant sales growth is dependent upon the availability of capital, development of a successful marketing plan, and additional strategic alliances.

Total revenue declined $300,855, or 23.3%, to $991,902 for the year. The decline in revenue was due substantially to lost client revenue in the Accounting USA division following the departure of the former division President and the discontinuance of the payroll and onsite accounting services. The Accounting USA division added 21 new clients during the year and implemented a price increase in the third fiscal quarter ended April 30, 2003, partially offsetting the lost revenue. Revenue in the Rental Property division declined $23,362, or 12.3%, to $166,161 for the year.

Gross profits increased $39,119, or 11.3%, to $385,237 in FY2003 despite lower revenue in the Accounting USA division due to aggressive cost reduction in this division. Direct operating costs overall declined $339,974, or 35.9% to $606,665 for the year primarily due to the closing of the payroll and onsite accounting operations and to lower employment costs in the accounting services operation due to staff reductions. Gross profits in the Rental Property division of $90,919 were down $4,512, or 4.7% for the year.

The operating deficit improved $234,217, or 33.1%, to a loss of $473,259 for the year as a result of lower overhead costs in the Accounting USA division. Total selling, general and administrative costs decreased $334,085, or 31.7%, to $719,509 for the year as payroll related expenses in sales and corporate administration in the Accounting USA division were substantially reduced. Depreciation costs were also lower as certain computer equipment with three-year lives became fully depreciated during the year. In FY2003, the Company recorded $138,987 in expense related to the write-off of impaired goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted in FY2003. Excluding this cost, the operating loss improved $373,204, or 52.8%, to a loss of $334,272 for the year. The operating loss in the Rental Property division decreased $15,227, or 7.7%, to a loss of $183,544 in FY2003 due primarily to lower amortization and other operating costs.

The net loss decreased $179,063, or 24.4%, to a loss of $553,903 for the year due the smaller operating loss. However, this improvement was partially offset by the net effect of several non-operating gains and losses. Net non-operating costs increased $55,154, or 216.4%, to $80,644 in FY2003. The increase in costs were primarily due to higher bad debt expense related to the write-off of the Admiralty Boat loan and lower interest income due to a smaller average invested funds and lower interest rates paid on those funds. Excluding the write-off of impaired goodwill, the net loss declined $318,050, or 43.4%, to a loss of $414,916 for the year.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. Except as described above, the Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $305,051, or 93.3%, to $21,944 in FY2003 due primarily to operating losses. New investment in property and equipment and the net effect of financing activities contributed to reducing cash a total of $24,615 for the year. The Company's primary source of liquidity and capital has been its cash reserves and equity in its real estate holdings. In June 2003, the Company established a bank line of credit in the amount of $100,000 secured by real estate assets to provide funds for operations. As of July 31, 2003, $47,500 was outstanding under the line of credit. In February 2003, the Company engaged a real estate agent to sell its last remaining real estate property in order to reduce debt and enhance liquidity. The sale of the real estate property was completed on August 22, 2003 resulting in the repayment of $543,157 in mortgage debt and receipt of $637,664 in net cash at settlement. With the disposition in January 2004 of its Accounting USA operations, the Company has no material ongoing capital or liquidity commitments.

ACQUISITION OR DISPOSITION OF ASSETS

On August 8, 2003 the Company sold the remaining "bass boats" it had helped finance the manufacturing of, to Nu Legend Boats at 108 Marshall Street, Stanton, KY. The boats were sold "as-is" with no recourse to the Company as well as an indemnification by the purchaser with regard to any and all claims arising including manufacturing defects. The Company will have to write-off $48,700 of the original $90,500 purchase price for these boats. The original borrower, Admiralty Boats, filed bankruptcy within a year of the financing and the claim has been filed although it has been indicated that there will be no assets to satisfy claims. The Company is attempting to liquidate the boats and has had them with a reputable dealer in Corbin, KY, with two boats in Florida and one in California. The entire boat industry had become "extremely soft", and it had become difficult to sell a discontinued line of boat with no manufacturer's warranty in place. Over time the boats had been sitting, and there had been some additional deterioration as well as additional costs and that the boats did not have trailers or motors and had to be sold as part of a package. The Company had sold one boat approximately a year and a half to two years ago at an auction at Nashville, KY and received only $1,000 for that boat so it was determined that to salvage the boat at this point in time rather than invest future funds was not only appropriate but recommended.

On August 22, 2003 the Company sold commercial property located at 2211 Greene Way for $1,260,000. The Company received a written opinion from Walter Wagner, Jr. Co., the real estate Company listing the property, concerning the reasonableness of the sale and the "soft market" for commercial real estate in the Louisville area, and particularly in the area of this commercial property. As part of that transaction the Company paid off a $485,559 first mortgage and a $57,599 second mortgage with Commonwealth Bank & Trust Co., Louisville, KY.

After closing fees and other adjustments, the Company recorded $637,664 in net cash. It is expected that the Company will pay local taxes of approximately $14,000 related to this sale.

LITIGATION

As of March 29, 2004, the Company has no litigation current, pending or threatened against it. The Company has, as noted earlier, settled a lawsuit that was filed in October of 2002 that included alleged violations of a non-compete agreement and various other claims against former employees. The suit was settled on October 17, 2003 with Mr. & Mrs. Brian W. McDonald returning 200 shares (approximately 7.2% of the Company's issued and outstanding stock) as part of the settlement as well as an extension of the Non-Compete Agreement with Mr. McDonald for an additional year through 2005 as well as barring Accounting Advantage, the Company established by former Accounting USA division employees, from soliciting or receiving former or current customers of the Company.

YEAR ENDED JULY 31, 2002 COMPARED TO THE YEAR ENDED JULY 31, 2001

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

The financial statements for the years ended July 31, 2002 and 2001 have been restated to reclassify the valuation adjustment in the investment in Winebrenner Capital Partners, LLC initially recorded in 2001. As a result of the restatement, other comprehensive loss decreased $250,000 and net loss increased $250,000 in the year ended July 31, 2001 and the accumulated deficit has increased by $250,000 in fiscal year 2002 and 2001.

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

ACQUISITION OR DISPOSITION OF ASSETS

During the fiscal year ended July 31, 2003 no material assets of Lincoln were disposed of. On August 22, 2003, subsequent to the end of the fiscal year covered by this report, the property located at 2211 Greene Way was sold for $1,260,000. Subsequently, in January 2004, Lincoln distributed to its stockholders the stock of AUSA, Inc., its wholly-owned subsidiary containing its bookkeeping and payroll services business.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, the Company had $327,000 in cash and debt of $486,000 against the 2211 Greene Way property. Based upon the estimated value of the 2211 Greene Way property, the Company therefore had available capital of approximately $1,000,000 that could be used to inject as needed into Accounting USA, Inc. The Company is currently assessing the future of Accounting USA, Inc. and deliberating a further infusion of capital under different management.

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

On July 17, 2001, the company entered into a Settlement Agreement with the two-named Plaintiffs Terry Kennedy and Merle Brewer and their legal counsel. In the settlement the company agreed to give each named Plaintiff, stock equivalent to a value of $2,000, and the Plaintiffs would have a thirty-day option to sell that stock back to the company for $2,000. The value of the stock would be based upon the last listed trade value as listed on NASDAQ. Further, any shareholders who tendered their stock in the Tender Offer, in 1997, would be notified that they will have the opportunity to buy back stock of the company at a price of $120.00 per share (or $0.30 per share at the pre-split value) the value at which the stock was sold in the Tender. In regard to those who sold stock as part of the Reverse Split in 1998, the company would allow those shareholders to buy back in also at the same rate i.e. $120.00 per share (or $0.30 of the pre-split value) if they so desire. As part of the settlement Lee Sisney would put up half of the stock to be sold to those who choose to buy back into the company and the company will put up the other half. Also, the legal fees for Plaintiffs attorneys will be paid in an amount not to exceed $74,500 as verified as concurrent with the work done up to and including the settlement agreement. The Settlement Agreement was approved by the Court, all terms of the Settlement Agreement have been complied with, resulting in a total of six (6) shareholders buying six (6) shares of Lincoln stock. On July 22, 2002 the Court entered its Order dismissing the action with prejudice.



ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LINCOLN INTERNATIONAL CORPORATION

Table of Contents

July 31, 2003, 2002 and 2001





Independent Auditor's Report..................................................1

Financial Statements

   Balance Sheets.............................................................2

   Statements of Operations...................................................3

   Statements of Changes in Stockholders' Equity..............................4

   Statements of Cash Flows...................................................5

   Notes to Financial Statements..............................................7

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying balance sheet of Lincoln International Corporation as of July 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lincoln International Corporation for the years ended July 31, 2002 and 2001 were audited by other auditors whose report dated October 25, 2002, included an explanatory paragraph that described the Company's ability to continue as a going concern discussed in Note T to the financial statements. As discussed in Note B, the Company has restated its July 31, 2002 and 2001 financial statements during the current year to reclassify the valuation adjustment in the investment in Winebrenner Capital Partners, LLC recorded in 2001 from other comprehensive income to the statement of operations, in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the July 31, 2002 and 2001 financial statements before the restatement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the July 31, 2003 financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note B that were applied to restate the July 31, 2002 and 2001 financial statements. In our opinion, the adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and T to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Louisville, Kentucky
January 31, 2004




                                  LINCOLN INTERNATIONAL CORPORATION
                                           BALANCE SHEETS
                                       July 31, 2003 and 2002



                                             A S S E T S
                                                                                         (Restated)
                                                                            2003                2002

Current assets:
    Cash and cash equivalents                                      $        21,944     $      326,995
    Accounts receivable, net of allowance for
        doubtful accounts of $2,418 ($7,000 in 2002)                        10,950             49,664
    Note receivable, net of allowance for
        doubtful amounts of $72,062 ($35,100 in 2002)                        8,000             48,462
    Other receivable                                                        56,298            -
    Prepaid expenses and other current assets                                7,476             10,598
        Total current assets                                               104,668            435,719

Property and equipment, net                                                 88,838            151,677

Assets held for sale                                                       814,454            824,754

Marketable securities                                                       12,029            -

Goodwill, net                                                              -                  138,987

        Total assets                                               $     1,019,989     $    1,551,137

                                        L I A B I L I T I E S

Current liabilities:
    Accounts payable                                               $        47,977     $       63,452
    Accrued expenses                                                        84,810             43,810
    Obligation under capital lease                                           4,461              4,235
    Line of credit                                                          47,500            -
    Note payable                                                            52,819            -
    Current maturities of debt obligations                                  11,702             41,072
        Total current liabilities                                          249,269            152,569

Noncurrent liabilities:
    Long-term obligations, less current maturities                         463,394            521,161
    Obligation under capital lease                                           2,876              7,337
        Total noncurrent liabilities                                       466,270            528,498

        Total liabilities                                                  715,539            681,067


                                S T O C K H O L D E R S' E Q U I T Y

Stockholders' equity:
    Common stock, no par value, 1,000,000 shares authorized,
        2,775 issued and outstanding (2,931 in 2002)                     1,977,798          1,994,718
    Accumulated deficit                                                 (1,678,551)        (1,124,648)
    Accumulated other comprehensive income                                   5,203            -
        Total stockholders' equity                                         304,450            870,070

        Total liabilities and stockholders' equity                 $     1,019,989     $    1,551,137

See accompanying independent auditor's report and notes to financial statements



                                           LINCOLN INTERNATIONAL CORPORATION
                                               STATEMENTS OF OPERATIONS
                                       Years ended July 31, 2003, 2002, and 2001


                                                                                                            (Restated)
                                                                           2003               2002               2001

Revenues                                                           $       991,902    $     1,292,757    $    1,137,268
Cost and expenses:
     Cost of Revenues                                                      606,665            946,639           950,526
     Selling, general and administrative expenses                          719,509          1,053,594         1,165,192
     Impairment of goodwill                                                138,987            -                 -
                                                                         1,465,161          2,000,233         2,115,718

Loss from operations                                                      (473,259)          (707,476)         (978,450)

Other income (expense):

     Loss on investment                                                    -                  -                (250,000)
     Gain (loss) on sale of property and equipment                          (2,464)           -                 296,192
     Loss on uncollectible note receivable                                 (36,962)           -                 (35,100)
     Interest expense, net                                                 (48,045)           (25,490)          (35,551)
     Legal fees                                                            -                  -                 (74,500)
     Other income                                                            6,827            -                 -

           Total other (expense) income                                    (80,644)           (25,490)          (98,959)

           Loss before income taxes                                       (553,903)          (732,966)       (1,077,409)

Benefit from income taxes                                                  -                  -                (310,579)

           Net loss                                                $      (553,903)   $      (732,966)   $     (766,830)

           Net loss per common share (basic and diluted)           $       (194.69)   $       (250.24)   $      (270.30)

           Shares used in computing loss per common share                    2,845              2,929             2,837



                                         LINCOLN INTERNATIONAL CORPORATION
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Years ended July 31, 2003, 2002, and 2001


                                                                                        Accumulated
                                                                         Retained          Other           Total
                                             Common                      Earnings       Comprehensive   Stockholders'
                                            Shares      Common Stock    (Deficit)       Income (Loss)     Equity

Balance at August 1, 2000                   2,657     $    1,879,898   $    375,148    $     -          $ 2,255,046

Issuance of common stock in connection
    with purchase of business at $420         267            112,000         -               -              112,000

Issuance of common stock as part of
    executive compensation at $420              5              2,100         -               -                2,100

Net loss                                     -               -             (766,830)         -             (766,830)

Balance at July 31, 2001 (Restated)         2,929          1,993,998       (391,682)         -            1,602,316

Issuance of common stock to
    fractional shareholders at $360             2                720         -               -                  720

Net loss                                     -               -             (732,966)         -             (732,966)

Balance at July 31, 2002 (Restated)         2,931          1,994,718     (1,124,648)         -              870,070

Comprehensive loss

    Net loss                                 -               -             (553,903)         -             (553,903)

    Change in value of available for sale
      security                               -               -               -                 5,203          5,203

    Total comprehensive loss                 -               -               -               -             (548,700)

Issuance of common stock to
    fractional shareholders at $240             1                240         -               -                  240

Fractional shares purchased by the Company
    at $120                                  -                  (120)        -               -                 (120)

Fractional shares redeemed by the Company
    in conjunction with the Reverse Stock Spl(157)           (17,040)        -               -              (17,040)

Balance at July 31, 2003                    2,775     $    1,977,798   $ (1,678,551)   $       5,203    $   304,450



                                   LINCOLN INTERNATIONAL CORPORATION
                                        STATEMENTS OF CASH FLOWS
                               Years ended July 31, 2003, 2002, and 2001


                                                                                               (Restated)
                                                                2003              2002            2001

Cash flows from operating activities:
    Net loss                                              $     (553,903)   $   (732,966)   $   (766,830)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                            90,818         157,393         163,593
          Amortization                                           -                39,704          39,109
          Impairment of goodwill                                 138,987          -               -
          Provision for doubtful accounts                         32,380          19,601          35,500
          Stock issued for compensation                          -                -                2,100
          Loss (gain) on sale of property and equipment            2,464          -             (296,192)
          Loss on investment                                     -                -              250,000
          Marketable securities                                   (6,827)         -               -
          Deferred income taxes                                  -                -             (329,011)
          Changes in operating assets and liabilities:
             Accounts receivables                                 43,296          26,898         (70,166)
             Other current assets                                (53,176)         10,828          29,871
             Accounts payable                                    (15,475)        (90,140)         75,000
             Accrued expenses                                     41,000          (7,062)          2,878
             Income taxes payable                                -               (18,433)         18,433

          Net cash used in operating activities                 (280,436)       (594,177)       (845,715)

Cash flows from investing activities:
    Proceeds from sale of property and equipment                 -                -            2,204,549
    Purchase of property and equipment                           (20,142)        (16,382)        (93,166)
    Purchase of Vena Marks & Associates, LLC                     -                -             (110,800)
    Purchase of Investment in Winebrenner Capital Partners, LLC  -                -             (250,000)
    Decrease/(increase) in note receivable                         3,500           4,285         (14,724)

          Net cash (used in) provided by investing activities    (16,642)        (12,097)      1,735,859

Cash flows from financing activities:
    Proceeds from issuance of common stock                           240             720          -
    Common stock repurchase                                      (17,160)         -               -
    Net proceeds on line of credit                                47,500          -              500,000
    Proceeds from note payable                                    52,819          -               -
    Proceeds from long-term borrowings                           -                -               33,491
    Principal payments on long-term debt                         (87,137)        (38,924)       (532,761)
    Principal payments on capital lease obligations               (4,235)         (3,424)         (2,779)

          Net cash used in financing activities                   (7,973)        (41,628)         (2,049)

          Net (decrease) increase in cash and cash equivalents  (305,051)       (647,902)        888,095

          Cash and cash equivalents at beginning of year         326,995         974,897          86,802

          Cash and cash equivalents at end of year        $       21,944    $    326,995    $    974,897

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                $       49,928    $     53,460    $     87,360


Continued




                                   LINCOLN INTERNATIONAL CORPORATION
                                  STATEMENTS OF CASH FLOWS--CONTINUED
                               Years ended July 31, 2003, 2002, and 2001

                                                                                             (Restated)
                                                          2003              2002            2001

    Acquisition of Vena Marks & Associates, LLC
       Assets acquired:
          Property and equipment                           $     -          $     -          $     5,000
          Goodwill                                               -                -              133,800
                                                           $     -          $     -          $   138,800

       Payment for assets acquired:
          Cash paid at closing                             $     -          $     -          $   110,800
          Stock issued                                           -                -               28,000
                                                           $     -          $     -          $   138,800

    Acquisition of Minority Interest
       Assets acquired:
          Goodwill                                         $     -          $     -          $    84,000

       Payment for assets acquired:
          Stock issued                                     $     -          $     -          $    84,000

Supplemental schedule of noncash financing activities:
    Debt paid by refinancing                               $     -          $     -          $ 1,000,000

See accompanying independent auditor's report and notes to financial statements


LINCOLN INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

July 31, 2003, 2002 and 2001


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Lincoln International Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Note T, management has developed plans to address these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

NATURE OF BUSINESS: The Company operates two business segments: the Rental Property division and the Accounting USA division.

The Rental Property division owns and operates commercial office rental properties in Louisville, Kentucky. Since August 1, 2000, the Company has owned and operated as many as four Class A suburban office properties. As of July 31, 2003, all but one property has been sold and the remaining rental property was under contract for sale. This amount is separately recorded on the balance sheet as assets held for sale. On August 22, 2003, this property was sold and the Company has no plans to invest in rental properties in the future. See Note S for further discussion of the sale of the property.

The Accounting USA division provides bookkeeping services to small and mid-sized businesses and organizations primarily in the Louisville, Kentucky metropolitan area. The Company formed Accounting USA, Inc. on October 1, 1999, and received 75% of the outstanding shares of common stock in conjunction with a merger with Accounting USA's predecessor, Accounting Outsourced Solutions, LLC. On December 1, 2000, Accounting USA, Inc. merged into the Company and continued operations as an unincorporated division. In exchange for the minority interest, the Company issued 600 shares of the Company's common stock.

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

REVENUE RECOGNITION: Revenue from services is recognized as the services are rendered, which is generally monthly at fixed rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying amount, which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt obligations at July 31, 2003 approximates fair value because borrowings have rates that reflect currently available terms and conditions for similar debt.

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets for cash equivalents approximate their fair values.

The Company maintains cash accounts in commercial banks located in Louisville, Kentucky. Accounts are guaranteed by the Federal Deposit Insurance Corporation
(FDIC) up to $100,000. The Company had no uninsured cash at July 31, 2003.

ACCOUNTS RECEIVABLE: Accounts receivable consists of amounts due for bookkeeping services, which were not received by the Company at year-end. The Company invoices most clients for its services at the beginning of each month and payments are due within ten days.

Based on management's evaluation of uncollectible accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of July 31, 2003 and 2002 was approximately $2,400 and $7,000, respectively.

MARKETABLE SECURITIES: Marketable securities have been classified as available for sale and are stated at fair value based on quoted market values. The marketable securities consisted of common stocks with a cost of $6,827 and a market value of $12,029 at July 31, 2003. Unrealized gains or losses are included as a component of stockholders equity until realized.

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

ADVERTISING: The Company expenses advertising costs when incurred, except marketing brochures, which are capitalized and amortized over the expected benefits period. The net book value of these brochures was $-0-as of July 31, 2003 and 2002. Advertising expense was $644, $10,823 and $74,761 for the years ended July 31, 2003, 2002 and 2001, respectively.

GOODWILL: Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net identifiable tangible and intangible assets acquired.

Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions. The effects of adopting new accounting standards are discussed in Note G.


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. As of July 31, 2003, the Company determined the carrying amount of its assets to be equal to or less than market value and did not recognize an impairment charge. However, management adopted a plan to sell certain of its property as of February 2003. As of this date, these assets were recorded as assets held for sale on the balance sheet and no depreciation expense has subsequently been recorded. See Note S for discussion of the sale of these assets.

INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

EARNINGS PER SHARE: Earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. Since the Company has no outstanding stock warrants or options, no dilutive effect exists, and therefore, no diluted earnings per share calculations are necessary.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' financial statements to conform to the 2003 classification, none of which had an effect on previously reported net income.


NOTE B--RESTATEMENT

The financial statements for the years ended July 31, 2002 and 2001 have been restated to reclassify the valuation adjustment in the investment in Winebrenner Capital Partners, LLC initially recorded in 2001. As a result of the restatement, other comprehensive loss decreased $250,000 and net loss increased $250,000. See Note P for further discussion.


NOTE C--NOTE RECEIVABLE

During the year ended July 31, 2000, the Company entered into a Master Loan Agreement with a manufacturer and seller of pleasure boats to help finance the manufacturing of boats. The Master Loan Agreement had an initial term of one year, renewable at that time by the Company. The agreement was for a maximum of $100,000 to be drawn in a series of minimum advances of $15,000. Each note was secured by the boats constructed with the funds disbursed by the Company. The Company disbursed 90% of required funds to construct specific boats. At the time of the sale of the boats, payments totaling 100% of the manufacturing costs were due. The Company had the option to charge interest equal to 10% per annum on the notes if they were not repaid 120 days from the date funds were disbursed.


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE C--NOTE RECEIVABLE--CONTINUED

As of July 31, 2001, the Company had disbursed a total of $90,500 under the Master Loan Agreement. The loan went into default during the year ended July 31, 2002 and management provided reserves against the loan based upon the expected liquidation value of the collateral. For the year ended July 31, 2003, the Company recorded an additional expense of approximately $37,000 in order to recognize the liquidation value of the collateral. The collateral was sold in August 2003 for $8,000.

The note receivable balance consists of the following:

                                                       2003           2002
                                                    -----------    -----------

     Company funds disbursed                          $ 90,500       $ 90,500
     Interest thereon                                   23,362         23,362
     Repayments                                        (33,800)       (30,300)
                                                    -----------    -----------
          Subtotal                                      80,062         83,562
     Less allowance for uncollectible amounts           72,062         35,100
                                                    -----------    -----------
          Note receivable, net                         $ 8,000       $ 48,462
                                                    ===========    ===========


NOTE D--OTHER RECEIVABLE

Other receivable consists of the following:
                                                       2003           2002
                                                    -----------    -----------

     Payroll transaction receivable                   $ 56,298        -


On December 5, 2002, the Company entered into a Purchase and Sale Agreement for the sale of a client list for certain customers that the Company had been performing payroll services. The Company received proceeds of $101,677 for this transaction, which resulted in a net profit of $5,148 after related expenses. This amount has been recognized in Cost of Revenues. As of the date of this transaction, the Company no longer performs payroll services. See Note S for subsequent activity related to the payroll transaction receivable.


NOTE E--PREPAID EXPENSES

Prepaid expenses consist of the following:
                                                       2003           2002
                                                    -----------    ------------

     Prepaid maintenance, support and training         $ 4,453         $ 3,738
     Prepaid rent                                        1,781           -
     Prepaid insurance                                     349           2,568
     Prepaid leasing commissions                        -                3,348
     Refundable deposits                                   578             478
     Other                                                 315             466
                                                    -----------    ------------
          Total                                         $7,476         $10,598
                                                    ===========    ============


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           2003          2002
                                                        ----------    ----------

     Leasehold improvements                               $24,272       $ 4,631
    Office and computer equipment                         467,839       472,107
                                                        ----------    ----------
                                                          492,111       476,738
     Less accumulated depreciation and amortization       411,910       336,054
                                                        ----------    ----------
                                                           80,201       140,684
     Equipment held under capital lease,
          net of accumulated amortization                   8,637        10,993
                                                        ----------    ----------
     Net property and equipment
                                                          $88,838      $151,677
                                                        ==========    ==========

Depreciation expense for the years ended July 31, 2003, 2002 and 2001 was $90,818, $157,393 and $163,593, respectively.


NOTE G--GOODWILL

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was effective for the Company as of August 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

SFAS No. 142 uses a two-step process to measure potential impairment. In the first step, the fair values of the Company's reporting units are compared to the units' carrying amounts. Reporting units with similar economic and operating characteristics may be combined into a single segment level evaluation. If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired. If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment. The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets and liabilities of the reporting unit, with any remaining amount considered goodwill.

The Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired. The fair value of the Company's reporting units was determined using a discounted cash flow technique. The Company defined its reporting units at the segment level. As a result of this analysis, it was determined that an impairment loss of $138,987 was to be recorded. As the Company's analysis was not completed within six months of the adoption date, the resulting loss has been recorded in the Statement of Operations for the year ended July 31, 2003 as a component of loss from operations.


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE G--GOODWILL--CONTINUED

If the Company had accounted for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:

                                    2003            2002            2001
                                  -----------   --------------   -------------

Net loss, as reported             $ (553,903)      $ (732,966)      $(766,830)
Add back: goodwill amortization      -                 39,704          39,109
                                  -----------   --------------   -------------
Adjusted net loss                 $ (553,903)      $ (693,262)      $(727,721)
                                  -----------   ==============   =============

Basic loss per share:
   Net loss, as reported           $ (194.69)       $ (250.24)      $ (270.30)
   Goodwill amortization              -                 13.56           13.79
                                  -----------   --------------   -------------
   Adjusted net loss               $ (194.69)       $ (236.68)      $ (256.51)
                                  ===========   ==============   =============


NOTE H--LINE OF CREDIT AND LONG-TERM DEBT OBLIGATIONS

On June 17, 2003, the Company entered into a line of credit agreement with a commercial bank. The balance as of July 31, 2003 is $47,500. The line of credit carries variable interest at the Prime Rate plus one (effective rate of 5% at July 31, 2003). The line, which is not to exceed $100,000, was due June 17, 2004, and is secured by a second mortgage on the real property of the Company.

The Company has a short-term note payable of $52,819 as of July 31, 2003 with a commercial bank that re-financed an existing term note with the same bank. The note was opened on June 12, 2003 and was due December 12, 2003. The note carries variable interest at the Prime Rate plus two (effective rate of 6% at July 31, 2003. The note is payable monthly and is secured by all assets of the Company.

The total outstanding balance under the line of credit was paid in full on August 22, 2003 and the line of credit was closed. The short-term note payable was paid in full on November 21, 2003. See further discussion in Note S.

Long-term debt consists of the following:


                                                                                   2003              2002
                                                                              ---------------    --------------

Term  note  payable,  interest  at 8.75%,  monthly  payments  of  $3,105,
including principal and interest, due October 2004.                              $   -                $ 76,317

Term note payable, interest at 8.73%, monthly payments of $4,451, including principal and interest, collateralized by a first mortgage on the real property of the Company and assignment of leases and rents, due February 2006,
with a final balloon payment of $443,769                                             475,096           485,916
                                                                              ---------------    --------------
                                                                                     475,096           562,233
     Less current maturities                                                          11,702            41,072
                                                                              ---------------    --------------
     Total                                                                         $ 463,394         $ 521,161
                                                                              ===============    ==============



Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE H--LINE OF CREDIT AND LONG-TERM DEBT OBLIGATIONS--CONTINUED

As of July 31, 2003, the annual principal maturities required on the term note payable are as follows:

Year ending July 31
          2004                                                         $ 11,702
          2005                                                           12,898
          2006                                                          450,496
                                                                      ----------
          Total                                                       $ 475,096
                                                                      ==========

The total outstanding balance on the term note payable was paid in full on August 22, 2003. See further discussion in Note S.


NOTE I--CAPITAL LEASES

The following is an analysis of the equipment under capital lease:

                                               2003             2002
                                            ------------    --------------

Office and computer equipment                  $ 18,845          $ 18,845
Less accumulated amortization                    10,208             7,852
                                            ------------    --------------
          Total                                $  8,637          $ 10,993
                                            ============    ==============


Amortization expense is included as a component of depreciation expense included in selling, general and administrative expenses.

The following is a schedule by years of future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments as of July 31, 2003:

Year ending July 31
        2004                                             $     5,142
        2005                                                   3,000
                                                         -----------
Total minimum lease payments                                   8,142
Less: amount representing interest                               805
                                                         -----------

Present value of net minimum lease payments                    7,337
Less: current obligation                                       4,461
                                                         -----------
Capital lease obligation long-term                       $     2,876
                                                         ===========


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE J--ACCRUED EXPENSES

Accrued expenses consist of the following:
                                             2003              2002
                                          -------------    --------------

     Accrued payroll and payroll taxes        $ 13,262          $ 26,249
     Accrued property taxes                      6,175             5,593
     Accrued professional fees                  49,902             3,218
     Accrued contractor fees                    12,600            -
     Other                                       2,871             8,750
                                          -------------    --------------
          Total                               $ 84,810          $ 43,810
                                          =============    ==============


NOTE K--INCOME TAXES



The components of the income tax benefit are as follows:
                                                                 2003              2002              2001
                                                              ------------    ---------------    --------------

     Federal income taxes                                     $ -               $  -                 $ 278,623
     State and local income taxes                               -                                       81,165
                                                                                   -
     Deferred taxes                                             -                                     (329,012)
                                                                                   -
     Tax benefit of net operating loss carryforward             -                                     (341,355)
                                                                                   -
                                                              ------------    ---------------    --------------
                                                                -
                                                                                   -
          Total                                               $ -               $  -                 $(310,579)
                                                              ============    ===============    ==============



At July 31, 2003, the Company had approximately $1.7 million of federal net operating loss carryforwards available to offset future federal taxable income. Such carryforwards reflect income tax losses incurred which will expire in the year 2006 through 2028.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. Significant components of the Company's net deferred tax assets as of July 31, 2003 are as follows:

                                                          2003           2002
                                                      ------------   -----------
Deferred tax assets:
    Net operating loss carryforwards                    $ 648,741     $ 575,490
     Loss on investment                                    95,000       110,340
     Goodwill                                              60,172
                                                                      -
    Other                                                  29,102        18,583
                                                      ------------   -----------
                                                          833,015       704,413
Valuation allowance                                      (625,114)     (458,769)
Deferred tax liability - excess tax depreciation         (207,901)     (245,644)
                                                      ------------   -----------
Net deferred tax asset (liability)                      $  -          $  -
                                                      ============   ===========

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE K--INCOME TAXES--CONTINUED

The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate to income before income taxes:



                                                                 2003              2002              2001
                                                             -------------    ---------------    --------------

     Federal tax at the statutory rate                         $ (188,327)         $(239,581)        $(281,319)
     State and local income taxes, net of federal tax
      benefit                                                        -                 -               (35,411)
     Nondeductible expenses                                         2,469              4,270             4,265
     Change in valuation allowance                                166,345            436,139            22,630
     Effect of graduated tax rates                                 19,513           (200,828)          (20,744)
                                                             -------------    ---------------    --------------

      Provision for (benefit from) income taxes              $      -           $  -                 $(310,579)
                                                             =============    ===============    ==============



NOTE L--LEASE COMMITMENTS

The Company has entered into several operating lease agreements, primarily for office space and office equipment. Total rental expense amounted to $56,760, $60,403 and $28,572 in 2003, 2002 and 2001, respectively. Future minimum rentals at July 31, 2003 are as follows:

          Year ending July 31
                    2004                                  $ 44,562
                    2005                                    42,773
                    2006                                    30,075
                                                         ----------
                    Total                                $ 117,410
                                                         ==========


NOTE M--LEASE OF PROPERTY AND EQUIPMENT

The Company is the lessor of commercial rental office buildings under operating leases. These assets are currently recorded on the balance sheet as assets held for sale. The following is a summary of the Company's investment in property and equipment under operating leases as of July 31:

                                             2003              2002
                                          -----------      -------------

     Land                                    $88,916           $ 88,916
     Buildings and improvements              801,051            801,051
                                          -----------      -------------
                                             889,967            889,967
     Less accumulated depreciation            75,513             65,213
                                          -----------      -------------
          Total                             $814,454           $824,754
                                          ===========      =============

Under the operating method of accounting for leases, the cost of the property and equipment is recorded as an asset and is depreciated over its estimated useful life and the rental income is recognized as the lease rental payments are earned.

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE M--LEASE OF PROPERTY AND EQUIPMENT--CONTINUED

The minimum future rentals to be received on the leases at July 31, 2003 are as follows:

     Year ending July 31
           2004                                               $ 185,739
           2005                                                 185,739
           2006                                                  93,659
           2007                                                  22,104
           2008                                                  22,104
           Thereafter                                             5,526
                                                              ----------

           Total                                              $ 514,871
                                                              ==========

In May 2003 one of the Company's lessees sublet a portion of their office space to the Company's Accounting USA division. The rental expense related to the sublease was $1,294 in 2003 and has been included in the Company's 2003 operating expenses.

The land and building related to these leases was sold August 22, 2003. See Note S for further discussion.


NOTE N--PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2003, 2002 and 2001. The plan had a zero balance as of July 31, 2003 and 2002.


NOTE O--REVERSE STOCK SPLIT

On February 18, 2003, the Company made effective a three-to-one reverse stock split, which shareholders approved on December 6, 2002. The purpose of the split was to attempt to reduce the number of outstanding shareholders below 300 in order for the Company to have the ability to terminate its registration pursuant to Section 12(g) of the Securities Exchange Act and become a private company. Under the resolution, any fractional share existing post-split would be automatically converted into "scrip" with a value of $120 per old share. Any shareholder interested in maintaining an interest in the Company was offered the ability to acquire a sufficient interest in a new share that, when combined with the present holding, would equate to one whole new share. All references in the financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the three-to-one reverse stock split.

The following is a summary of the completed transaction:

            Old         1-for-3     Fractional      Shares       New Shares
          Shares         Split       "Scrip"      Purchased

           8,792       2,930.67      (156.33)        0.67          2,775


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE P--RELATED PARTY TRANSACTIONS

On October 2000, the Company sold one of its commercial office rental properties to Winebrenner Capital Partners, LLC. As part of the consideration for the transaction, the Company received $250,000 of stock in Winebrenner Capital Partners, LLC, which was being offered under an intrastate offering at $5 per share. The 50,000 shares received represented 1% of the limited liability company. In addition to the 50,000 shares received, the Company received a warrant to purchase an additional 50,000 shares over a 10 year period at $5 per share. This investment was determined to be other than temporarily impaired and has been written off in the fiscal year ended July 31, 2001.


NOTE Q--SEGMENT INFORMATION

The Company has two reportable segments: the Rental Property division (rental) and the Accounting USA division (bookkeeping). These segments are strategic business units managed separately as each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note A)

The Company accounts for inter-segment revenues as if the transactions were to third parties. No single external customer accounted for ten percent or more of total revenues.



                                                                        2003
                                                    Rental          Bookkeeping          Total

           Revenues from external customers        $166,161          $825,741          $991,902
           Inter-segment revenue                      5,670            12,098            17,768
           Interest income                            2,642               184             2,826
           Interest expense                          42,928             7,943            50,871
           Depreciation                              14,257            76,561            90,818
           Impairment of goodwill                         -           138,987           138,987
           Segment assets                           979,187           187,712         1,166,899
           Expenditures for segment assets                -            20,142            20,142

                                                                        2002
                                                      Rental        Bookkeeping           Total

           Revenues from external customers        $189,519        $1,103,238        $1,292,757
           Inter-segment revenue                          -            12,600            12,600
           Interest income                           22,994             4,966            27,960
           Interest expense                          43,491             9,959            53,450
           Depreciation and amortization             41,466           155,631           197,097
           Segment assets                         1,398,246           291,691         1,689,937
           Expenditures for segment assets                -            16,382            16,382



Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE Q--SEGMENT INFORMATION--CONTINUED



                                                                     2001
                                                  Rental        Bookkeeping           Total

           Revenues from external customers        $322,641          $814,627        $1,137,268
           Inter-segment revenue                     32,530            12,600            45,130
           Interest income                           27,371            26,553            53,924
           Interest expense                          78,368            11,107            89,475
           Depreciation and amortization             64,042           138,660           202,702
           Segment assets                         2,631,602           491,668         3,123,270
           Expenditures for segment assets           26,323            66,843           93,166




The following is a reconciliation of reportable segment revenues, cost and expenses, profit or loss and assets as of and for the year ending July 31:



                                                            2003                 2002
                                                        --------------     -----------------

Revenues
Total revenue from reportable segments                     $1,009,670           $ 1,305,357
Elimination of Inter-segment revenues                         (17,768)              (12,600)
                                                        --------------     -----------------
            Total revenues                                   $991,902           $ 1,292,757
                                                        ==============     =================

Costs and Expenses
Total costs and expenses from reportable segments          $1,482,929           $ 2,012,833
Elimination of Inter-segment costs and expenses               (17,768)              (12,600)
                                                        --------------     -----------------
     Total costs and expenses                              $1,465,161           $ 2,000,233
                                                        ==============     =================

Profit or Loss
Total operating loss for reportable segments                 (473,259)           $ (707,476)
Interest income                                                 2,826                27,960
Non-operating expense                                         (32,599)                    -
Interest expense                                              (50,871)              (53,450)
                                                        --------------     -----------------
     Loss before income taxes                                (553,903)           $ (732,966)
                                                        ==============     =================

Assets
Total assets for reportable segments                       $1,166,899           $ 1,689,937
Elimination of Inter-segment receivables                     (146,910)             (138,800)
                                                        --------------     -----------------
     Total assets                                          $1,019,989           $ 1,551,137
                                                        ==============     =================



Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE R--QUARTERLY INFORMATION (UNAUDITED)

The following is an analysis of certain items in the income statements by quarter for the years ended July 31:




                   --------------------------------------------------------------------------------------------------------
                       2003                                                2002
                   --------------------------------------------------------------------------------------------------------
                      First        Second       Third        Fourth       First        Second       Third        Fourth
---------------------------------------------------------------------------------------------------------------------------

Net revenue            $300,863     $375,097     $155,084    $ 160,858     $309,676     $334,944     $331,716     $316,421

Operating loss         (111,879)     (14,421)    (181,285)    (165,674)    (205,546)    (164,776)    (130,374)    (206,780)

Net loss               (120,713)     (23,969)    (190,717)    (218,504)    (208,196)    (174,577)    (144,603)    (205,590)

Loss per share         $ (41.18)     $ (8.23)    $ (66.48)    $ (78.80)    $ (71.08)    $ (59.60)    $ (49.37)    $ (70.19)
---------------------------------------------------------------------------------------------------------------------------



NOTE S--SUBSEQUENT EVENTS

On August 8, 2003, the Company sold the remaining collateral securing its Note Receivable for $8,000. The collateral was sold "as-is", without recourse, and with indemnification by the purchaser in regard to any and all claims arising including manufacturing defects. As of July 31, 2003, the Company had provided for an allowance for doubtful accounts totaling $74,167 against the gross asset balance of $82,167. No further expense was recorded at the time of the sale.

On August 12, 2003, the Company received a payment of $56,298 as the final installment due for the purchase of its payroll client list under a Purchase and Sale Agreement dated December 5, 2002. Currently, no further agreements or obligations exist between the Company and the buyer except for a surviving provision in the Purchase and Sale Agreement for the Company not to engage in payroll preparation services through December 5, 2005.

On August 22, 2003, the Company sold its last remaining commercial office rental property for $1,260,000. At the sale closing, the Company paid off its first and second mortgages against the property of $485,551 and $57,599, respectively. After closing fees, taxes and other adjustments, the Company received net proceeds of $637,664. The Company does not expect to pay federal and state taxes on this transaction and does not anticipate any further real estate investments.

In October 2003, certain shareholders representing 77% of the issued and outstanding capital stock in the Company, entered into an agreement with a third-party to acquire all of their shares subsequent to the removal of all assets, liabilities, contracts and operations from the Company. All other shareholders will continue to hold their shares in the Company which is expected to remain public. Closing of this transaction is subject to satisfactory completion of due diligence and documentation, which is expected sometime in the Company's third fiscal quarter.

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition.


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2003, 2002 and 2001


NOTE S--SUBSEQUENT EVENTS--CONTINUED

On October 30, 2003, the Company entered into a one-year Revolving Note and Security Agreement (the Note) with a commercial bank in the amount of $53,000 to re-finance an existing bank loan. The Note is secured by $53,000 reserved in a money market account in that bank. On January 30, 2004, this Revolving Note was paid-in-full and the line was closed.

On January 30, 2004, the Company transferred substantially all of its operating assets to its wholly-owned subsidiary, AUSA, Inc. Thereafter, the Company declared a distributive dividend to its stockholders of record on January 30, 2004 of all the shares of common stock of AUSA, Inc. so that each stockholder of the Company will receive a share of AUSA, Inc. common stock for each share of common stock of the Company owned by such stockholder on January 30, 2004. Excluded from the assets transferred by the Company to AUSA, Inc. were cash and deposit account balances of approximately $450,000, which funds have been retained by the Company as well as liabilities estimated to be approximately $33,000.


NOTE T--MANAGEMENT'S PLANS (UNAUDITED)

Management has developed a plan to increase sales, as well as their profit margin, and to decrease operating expenses, primarily by taking AUSA, Inc. private and selling the remaining "public shell" of the Company. The Company is also actively searching for existing bookkeeping companies to acquire to enhance the AUSA business. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 28, 2003 the Company received notice that its long time accounting firm and auditor, Potter & Company was resigning effective immediately. On October 31, 2003, Lincoln engaged Carpenter, Mountjoy, & Bressler located at 2300 Waterfront Plaza, 325 West Main Street, Louisville, KY 40202-4244 as its new independent auditor.


ITEM 9A. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 10: NAME, PRINCIPAL OCCUPATION AND OTHER POSITIONS WITH LINCOLN FOR LAST 5 YEARS



Directors, Executive
  Officers and 5%                                       Shares Owned as of
    Shareholders                      Since     Age       March 30, 2004       Percent of Class
____________________                  _____     ___     __________________     ________________

Thurman L. Sisney,                    1994      57            607 (1)               23.26%
President, Treasurer and Director

Richard Jay Frockt                    1997      59            507 (2)               19.44%
Chairman of the Board
Secretary and Director

Janet Clark Frockt                    1997      57            402 (2)               15.41%
Director

Officers and Directors                                      1,516                   58.11%
as a Group





(1) Mr. Sisney claims beneficial interest in 968 shares of the Company which includes 361 shares held by his wife, Sherleen S. Sisney.

(2) Richard Frockt, a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the outstanding capital stock of Salina Investment LTD, the record holder of 402 shares. Mr. Frockt also owns 105 shares directly. In addition, Janet Frockt, the wife of Richard Frockt and a Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, is the owner of all the capital stock of Pyramid Securities LTD, the record holder of 402 shares. Mr. Frockt disclaims any beneficial ownership interest in the shares to which Mrs. Frockt is the beneficiary. Mrs. Frockt disclaims any beneficial ownership interest in the shares to which Mr. Frock is the beneficiary. Further, the Ryan Jeffrey Frockt Trust, Sheldon Gilman, Trustee, is the owner of 200 shares of Lincoln common stock. Ryan Jeffrey Frockt is the legally emancipated son of Richard Jay Frockt and Janet Clark Frockt, both of whom disclaim any beneficial ownership in the shares to which Ryan Jeffrey Frockt is beneficiary.



BUSINESS HISTORY OF DIRECTORS

Thurman L. Sisney--Mr. Sisney is President of the Company. He has a masters degree in Business Administration and a law degree from the University of Louisville and has been in private practice since 1980. Mr. Sisney has served as general counsel to the Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. He has also served as general counsel and Deputy Commissioner of the Department of Agriculture. Mr. Sisney is and has been active in numerous civic and charitable organizations. Mr. Sisney has been President of Lincoln since October of 1994.


Janet Clark Frockt--Ms. Clark Frockt has a B.A. in Dramatic Arts from the University of California at Santa Barbara. She has performed with the Wand'ring Minstrels Theatrical Group and Theatre A La Carte in Louisville, Kentucky. Ms. Frockt is also the author, Assistant Director and Producer of the film "Dominant Positions", an original screenplay filmed for PBS. Ms. Frockt and Mr. Frockt are husband and wife.


Richard Jay Frockt--Mr. Frockt is Chairman of the Board of the Company. Mr. Frockt has a B.S. in History from Western Kentucky University and a juris doctorate from the University of Louisville Law School. He was a capital partner with the law firm Barnett and Alagia in Louisville until 1986, when he became the Chief Operating Officer of TMC Communications, a regional long distance telephone company in Santa Barbara, California. Mr. Frockt founded WCT Communications, Inc. in 1989. He served as Chairman of the Board and Chief Executive Officer of that company until 1995.


The Board of Directors of the Company does not have an audit committee or any director that qualifies as a financial expert. The Board of Director, when appropriate fulfills the same functions as would an audit committee. The Board of Directors does not believe it is necessary to add a financial expert as a director of the Company as the Company has following the close of the last fiscal year liquidated all of its operating assets and it is aware that its principal stockholders are currently structuring a sale of control of the Company.

CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to any of its directors, officers or employees. Based on the Company liquidating its operating assets and the stated desire by the majority owners of the Company to either sell control of the Company or to have it cease being a reporting company under the Securities and Exchange Act of 1934, the Company determined that it was an unnecessary use of its corporate time and resources to develop and adopt a Code of Ethics at this time.

ITEM 11:  EXECUTIVE COMPENSATION.


Mr. Sisney received $23,692 in salary in fiscal year 2003 plus medical and other miscellaneous benefits. The directors received no compensation for meetings. The Company has no outstanding equity based compensation plans, including stock option plans. No stock, options or other equity of the Company has been issued to any director or officer of the Company during the last two fiscal years and no option or other right to acquire securities of the Company are currently outstanding.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See ITEM 10 for information about the stock ownership of certain beneficial owners and management. In October 2003, directors Richard J. Frockt, Janet Frockt, Thurman L. Sisney and shareholders Russell Roth, Sandee Schuwolf, Sherleen Sisney, and Sheldon Gilman (Trustee for the Ryan Jeffrey Frockt Trust) entered into a Stock Purchase Agreement with Geneva Equities, LTD, whereby Geneva, subject to certain conditions and due diligence, will purchase for the amount of $103,033 common stock from the above individuals as follows:

     1. Salinas Investments, LTD., 402 shares
     2. Pyramid Securities LTD, 402 shares
     3. The Ryan Jeffrey Frockt Trust, Sheldon Gilman Trustee, 200 shares
     4. Richard Frockt, 105 shares
     5. Russell Roth, 55 shares
     6. Sandee Schulwolf, 8 shares
     7. Lee Sisney, 607 shares
     8. Sherleen Sisney, 361 shares

This represents a total of 2,140 shares of the Company's 2,609 common shares currently issued and outstanding or a total of 82.0%. If this transaction closes, it will result in a change of control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


None.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $36,918(1) and $29,477(2), respectively.


AUDIT RELATED FEES


The aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A for those fiscal years are $0 and $0, respectively.


TAX FEES


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for those fiscal years are $5,000 and $766(2), respectively.


ALL OTHER FEES


The aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above in this Item 14 are $4,468 and $2,201, respectively.

(1) Fees are split between current and former principal accountants $28,721 and $8,197, respectively.
(2) Tax Fees combined with audit fees.


The Board of Directors of the Company does not have a separate audit committee. The Board of Directors does not have any policy regarding the pre-approval of audit or non-audit related services by its accountants.

                                     PART IV


ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1)  FINANCIAL STATEMENTS (INCLUDED IN PART II OF THIS REPORT):

                    Report of Carpenter, Mountjoy & Bressler, Independent
                    Auditors

                    Report of Potter & Co., Independent Auditors

                    Balance Sheets

                    Statements of Operations

                    Statement of Stockholders' Equity (Deficit)

                    Statements of Cash Flows

                    Notes to Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES:

      All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

          (3)  EXHIBITS:


EXHIBIT       DESCRIPTION OF DOCUMENT
 NUMBER

    3.1       Amendment to Articles of Incorporation dated Jule 10, 1997.

    3.2       Articles of Incorporation Certified November 25, 1985.

    3.3       Bylaws

    4.1       Specimen Common Stock Certificate.

   10.1       Contract for the Sale of Real Property at 2211 Greene Way,
              Louisville, KY

   10.2 Asset Contribution And Stock Purchase Agreement Between Lincoln AUSA, Inc. Incorporated by Reference to 8-K Filing November 7, 2003

   16.1 Letter From Moore Stephens Potter, LLP Regarding Change in Certifying Accountant

   23.1       Consent of Carpenter, Mountjoy & Bressler, PSC Independent
              Auditors

   23.2       Consent of Moore Stephens Potter, LLP, Independent Auditors

   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b)  REPORTS ON FORM 8-K

(1) Form 8-K filed September 22, 2003 reporting on the termination of Potter & Co. as the Company's auditors.

(2) Form 8-K filed November 6, 2003 reporting on the engagement of Carpenter, Mountjoy & Bressler as the Company's auditors.

(3) Form 8-K filed November 07, 2003 reporting on the sale of the 2211 Greene Way office property.

(4) Form 8-K filed February 2, 2004 reporting the transfer to the stockholders of Lincoln of its Accounting USA assets.

     (c)  EXHIBITS

      The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

     (d)  FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President, Chief Executive Officer, and Treasurer, Thurman L. Sisney, and by its Secretary, Richard J. Frockt, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the __th day of March, 2004.




                        LINCOLN INTERNATIONAL CORPORATION


                  /s/ THURMAN L. SISNEY
                  ___________________________________________
                  BY: THURMAN L. SISNEY, PRESIDENT, TREASURER


Date: March__, 2004



                  /s/ RICHARD J. FROCKT
                  ___________________________________________
                  BY: RICHARD J. FROCKT, SECRETARY


Date: March__, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report
has  been  signed  below  by  the   following   persons  on  behalf  of  LINCOLN
INTERNATIONAL CORPORATION in the capacities and on the date indicated.







                  SIGNATURE                           TITLE


                  (1)  Principal Executive Officers


                  /s/ THURMAN L. SISNEY
                  ___________________________________________
                  BY: THURMAN L. SISNEY,  PRESIDENT, TREASURER


                  /s/ RICHARD JAY FROCKT
                  ___________________________________________
                  BY: RICHARD JAY FROCKT, CHAIRMAN OF THE BOARD, SECRETARY





                  (2) Directors




                  /s/ THURMAN L. SISNEY
                  ___________________________________________
                  THURMAN L. SISNEY, DIRECTOR


                  /s/ RICHARD JAY FROCKT
                  ___________________________________________
                  RICHARD JAY FROCKT, DIRECTOR


                  /s/ JANET CLARK FROCKT
                  ___________________________________________
                  JANET CLARK FROCKT, DIRECTOR