Form 10-Q
period 2003-10-31
LINCOLN INTERNATIONAL CORP
filed 2004-05-28
CIK 59544

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTER ENDED OCTOBER 31, 2003 COMMISSION FILE NO. 0-05767


                       LINCOLN INTERNATIONAL CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as specified in its charter)


           Kentucky                                             61-0575092
_______________________________                           ______________________
(State of other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


          2211 Greene Way
          Louisville, Kentucky                                          40220
________________________________________                              __________
(Address or principal executive offices)                              (Zip Code)


       (Registrants Telephone Number, Including Area Code) (502) 992-9060


Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

YES [ ] NO [X]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,575 of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information                                             1

     Item 1.  Financial Statements:                                       1

          Balance Sheets as of October 31, 2003
              and July 31, 2003                                           1

          Statements of Operations for the three months
              ended October 31, 2003 and October 31, 2002                 2

          Statements of Cash Flows for the three months
              ended October 31, 2003 and October 31, 2002                 3

          Notes to the Financial Statements                               4

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

     Item 4.  Controls and Procedures                                     9

Part II: Other Information                                               10

     Item 1.  Legal Proceeding                                           10

     Item 6.  Exhibits and Reports on Form 8-K                           10

     Signature                                                           10

                       LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                (Unaudited)
                                                  10/31/03           7/31/03
                                                ___________        __________

                                     ASSETS
Current assets:
  Cash                                          $   606,755        $   21,944
  Accounts receivable, net of allowance for
    doubtful accounts of $2,418 ($2,418
    on 7/31/03)                                      13,877            10,950
  Note receivable, net of allowance for
    doubtful accounts of $0 ($72,062 on 7/31/03)          -             8,000
  Other receivables                                      -             56,298
  Prepaid expenses and other current assets          14,151             7,476
                                                ___________        __________
            Total current assets                    634,783           104,668

Property and equipment, net                          90,207            88,838

Assets held for sale                                      -           814,454

Marketable securities                                11,406            12,029
                                                ___________        __________
Total assets                                    $   736,396        $1,019,989
                                                ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    32,081        $   47,977
  Accrued expenses                                   71,570            84,810
  Accrued income taxes                                6,000                 -
  Discontinued operations                            28,761                 -
  Obligation under capital lease                      4,605             4,461
  Line of credit                                          -            47,500
  Note payable                                       52,819            52,819
  Current maturities of long-term debt                    -            11,702
                                                ___________        __________
            Total current liabilities               195,836           249,269

Noncurrent liabilities:
  Long-term debt, less current maturities                 -           463,394
  Obligation under capital lease                      1,670             2,876
                                                ___________        __________
            Total noncurrent liabilities              1,670           466,270

            Total liabilities                       197,506           715,539
                                                ___________        __________

Stockholders' equity:
  Common stock, no par value, 1,000,000 shares
    authorized, 2,575 issued and outstanding
    (2,775 on 7/31/03)                            1,905,678         1,977,798
  Accumulated deficit                            (1,371,368)       (1,678,551)
  Accumulated other comprehensive income              4,580             5,203
                                                ___________        __________

            Total stockholders' equity              538,890           304,450
                                                ___________        __________
            Total liabilities and
               stockholders' equity             $   736,396        $1,019,989
                                                ===========        ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                        FOR THE QUARTERS ENDED OCTOBER 31
                                   (UNAUDITED)

                                                                    (Restated)
                                                  10/31/03          10/31/02
                                                  ________          _________

Revenues                                          $162,193          $ 253,483
                                                  ________          _________

Costs and expenses:
  Cost of revenues                                 102,661            205,170
  Selling, general and administrative expenses     129,919            151,525
                                                  ________          _________
            Total costs and expenses               232,580            356,695
                                                  ________          _________
            Loss from operations                   (70,387)          (103,212)
                                                  ________          _________

Other income (expense):
  Interest expense, net                             (3,816)            (8,834)
  Gain on surrender of common stock                 72,000                  -
  Other income                                         384                  -
                                                  ________          _________
            Total other income (expense)            68,568             (8,834)
                                                  ________          _________
            Net loss from continuing
                 operations                         (1,819)          (112,046)

Discontinued operations (Note D):
  Income (loss) from operations of
    discontinued Rental Property division          (52,631)             1,259
  Gain on sale of property, net                    367,633                  -
                                                  ________          _________
                                                   315,002              1,259

  Income tax expense                                 6,000                  -
                                                  ________          _________
  Income from discontinued operations              309,002              1,259

            Net income (loss)                     $307,183          $(110,787)
                                                  ========          =========

Per Common Share:

  Net loss from continuing operations             $  (0.66)         $  (38.23)

  Income from discontinued operations               112.57               0.43
                                                  ________          _________
            Net income (loss)                     $ 111.91          $  (37.80)
                                                  ========          =========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                        FOR THE QUARTERS ENDED OCTOBER 31
                                   (Unaudited)
                                                                   (Restated)
                                               10/31/03             10/31/02
                                              __________           _________

Cash flows from operating activities:
  Net income (loss)                           $  307,183           $(110,787)
  Adjustments to reconcile net income (loss)
        to net cash used in operating
        activities:
        Depreciation and amortization             10,436              25,281
        Gain on the disposal of assets          (367,633)                  -
        Gain on the surrender of common stock    (72,000)                  -
        (Increase) decrease in:
          Receivables                             61,371             (12,086)
          Prepaid expenses and other current      (6,675)            (13,075)
        Increase (decrease) in:
          Accounts payable                       (15,896)             35,569
          Accrued expenses                       (13,240)            (19,503)
          Accrued income taxes                     6,000                   -
          Discontinued operations                 28,761                   -
                                              __________           _________
          Net cash used in
               operating activities              (61,693)            (94,601)
                                              __________           _________

Cash flows from investing activities:
  Purchase of property and equipment             (11,808)                  -
  Net proceeds from the sale of property       1,182,090                   -
                                              __________           _________
          Net cash provided by
               investing activities            1,170,282                   -
                                              __________           _________

Cash flows from financing activities:
  Repurchase of Common Stock                        (120)                  -
  Net payments on lines of credit                (47,500)                  -
  Principal payments on capital lease
  obligation                                      (1,062)             (1,242)
  Principal payments on long-term debt          (475,096)            (10,201)
                                              __________           _________
          Net cash used in
               financing activities             (523,778)            (11,443)
                                              __________           _________
          Net increase (decrease) in cash        584,811            (106,044)

          Cash at beginning of the year           21,944             326,995
                                              __________           _________
          Cash at end of period               $  606,755           $ 220,951
                                              ==========           =========
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for interest    $    5,952           $  10,824
                                              ==========           =========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at October 31, 2003 and July 31, 2003 and the results of operations for the fiscal quarters ended October 31, 2003 and October 31, 2002. The notes to the financial statements contained in the 2003 Form 10-K should be read in conjunction with these financial statements.

NOTE B - CRITICAL ACCOUNTING POLICIES

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Notes D and K, management has developed plans to address these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

GOODWILL: Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions.

NOTE C - RESTATEMENT

The financial statements for the quarter ended October 31, 2002 have been restated to eliminate amortization expense of $9,926 to comply with the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which was made effective for the Company as of August 1, 2002. The effect of this adjustment increased net income in the prior year quarter by $9,926.

NOTE D - DISCONTINUED OPERATIONS

On August 22, 2003, the Company sold its last remaining commercial office rental property for $1,260,000 and incurred a net gain on the sale of $367,633. At the sale closing, the Company paid off its first and second mortgages against the property of $485,551 and $57,599, respectively. After closing fees, taxes and other adjustments, the Company received net proceeds of $637,664.

With this sale, the Company has discontinued operations in its Rental Property division. The Company has recorded a loss of $52,631 representing the costs to settle obligations related to this operation of which $28,761 remains an accrued liability as of October 31, 2003.

NOTE E - INCOME TAXES

The Company has accumulated substantial net operating loss carryforwards that have historically been sufficient to offset its taxable income and eliminate federal and state income taxes. However, local tax statutes do not allow for the use of net operating loss carryforwards resulting in an income tax liability in periods with taxable income including the current period. Accordingly, the Company has accrued a $6,000 liability for estimated income taxes as of October 31, 2003.

NOTE F - NOTE RECEIVABLE

On August 8, 2003, the Company sold the remaining collateral securing its Note Receivable for $8,000. The collateral was sold "as-is", without recourse, and with indemnification by the purchaser in regard to any and all claims arising including manufacturing defects. As of July 31, 2003, the Company had provided for an allowance for doubtful accounts totaling $72,062 against the gross asset balance of $80,062. No further expense was recorded at the time of the sale.

NOTE G - OTHER RECEIVABLE

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

NOTE H - LITIGATION SETTLEMENT

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200 shares surrendered to the Company were valued at $72,000 and have been retired. A non-operating gain of $72,000 was recorded in the current period to account for this transaction.

NOTE I - LINE OF CREDIT

On October 30, 2003, the Company entered into a one-year Revolving Note and Security Agreement (the Note) with a commercial bank in the amount of $53,000 to re-finance an existing bank loan. Any advances under the line of credit will be secured by funds in a money market account in that bank. The line has an outstanding balance of $0 as of October 31, 2003. On January 30, 2004, this Revolving Note was paid-in-full and the line was closed.

NOTE J - CHANGE IN CONTROL

In October 2003, certain shareholders representing 77% of the issued and outstanding capital stock in the Company, entered into an agreement with a third-party to acquire all of their shares subsequent to the removal of all assets, liabilities, contracts and operations from the Company. All other shareholders will continue to hold their shares in the Company which is expected to remain public. Closing of this transaction is subject to satisfactory completion of due diligence and documentation, which is expected sometime in the Company's fourth fiscal quarter.

NOTE K - SUBSEQUENT EVENTS

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

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan is unsecured, bears an annual interest rate of 5.0%, and is payable on demand. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lincoln International Corporation ("Lincoln" or the "Company"), is a Kentucky corporation that was incorporated in 1960. During the reporting period, the Company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. During the current reporting period, Lincoln sold its last rental property and discontinued operations of the Rental Property division. On January 30, 2004, Lincoln distributed to its stockholders its operating company, AUSA, Inc., containing its bookkeeping business and no longer has any operations.

ACCOUNTING USA

Accounting USA was founded in 1999 and provides accounting/bookkeeping services for small to medium sized businesses primarily in the metropolitan area of Louisville Kentucky. Accounting USA has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is to the belief of Lincoln minimal in the Louisville, Kentucky metropolitan area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA on a "real time" basis. Accounting USA's core functions are: accounts payable; accounts receivable; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA are direct sales and business referrals from banks, CPA's or other businesses. The operating plan of Accounting USA has been to develop its systems and services in the Louisville market and then to offer its services in other metropolitan markets around the country. Management believes the services of Accounting USA meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients up to 40% of the cost of doing the same service in-house, management believes that the outsourcing concept of Accounting USA has potential for future expansion and growth. Accounting USA does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. At this time it is undecided as to what extent Lincoln will continue to provide assistance and support to the start-up efforts of Accounting USA.

REAL ESTATE OPERATIONS

During recent years the Company has been involved in the business of owning and leasing commercial real estate. At one time, the Company owned properties located at 2200, 2300, and 2211 Greene Way, and 11860 Capital Way in Louisville, Kentucky. However, during the current fiscal quarter, the Company has liquidated its real estate portfolio and discontinued these operations.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 2003 COMPARED TO THE QUARTER ENDED OCTOBER 31, 2002

Revenue for the quarter declined $91,290, or 36.0%, due to an estimated $42,498 loss of payroll services revenue resulting from the sale of this operation in December 2002, and to a $48,792 decline in accounting services revenue. A significant majority of the decline in accounting services revenue resulted from the departure of the former President of the Accounting USA division and will not be recovered. The loss of these revenues was the subject of a lawsuit brought by the Company in October 2002 that was settled in October 2003 and is more fully described in Note H. The Company discontinued operations of its Rental Property division during the current quarter and has reclassified all related revenue and expenses as net non-operating income. The Company continues to generate new sales in its Accounting USA division, however, significant sales growth is dependent upon the availability of capital, development of a successful marketing plan, and additional strategic alliances.

Gross profits increased $11,219, or 23.2%, to $59,532 in the quarter due to a significant reduction in labor costs in the Accounting USA division. Direct operating costs declined $102,509, or 50.0%, to $102,661 in the current quarter primarily due to the closing of the payroll operations and to lower employment costs in the Accounting USA division due to staff reductions.

The loss from operations improved $32,825, or 31.8%, to a loss of $70,387 in the current quarter primarily as a result of lower labor costs in the Accounting USA division. Total selling, general and administrative costs decreased $21,606, or 14.3%, to $129,919 for the quarter. Total depreciation costs were also lower as certain computer equipment with three-year lives became fully depreciated.

Net losses from continuing operations improved $110,227 to a loss of $1,819 in the first fiscal quarter compared to a loss of $112,046 in the prior year. The improvement was primarily due to a smaller operating loss and a non-operating gain of $72,000 from a litigation settlement (Note H).

Net income increased $417,970 to $307,183 compared with a loss of $110,787 in the prior year due to a gain on the sale of rental property. The Company incurred net income of $309,002 from its discontinued Rental Property division in the current period compared with net income of $1,259 from this operation in the prior year. Net income from this division includes a net gain on the sale of the Company's sole remaining rental property of $367,633. This gain was partially offset by operating losses in the division of $52,631 and an accrued income tax expense of $6,000 for local taxes (Note E).

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. Except as described above, the Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $584,811 to $606,755 at the end of the first fiscal quarter due primarily to the net cash proceeds from the sale of the Company's sole remaining rental property. The sale of the real estate property was completed on August 22, 2003 resulting in the repayment of $543,150 in mortgage debt and receipt of $637,664 in net cash at settlement. With the disposition in January 2004 of its Accounting USA operations, the Company has no material ongoing capital or liquidity commitments.

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

                         ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Company's last Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There has not been any change in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

As of May 27, 2004, the Company has no litigation current, pending or threatened against it. The Company has settled a lawsuit that was filed in October of 2002 that included alleged violations of a non-compete agreement and various other claims against former employees. The suit was settled on October 17, 2003 with Mr. & Mrs. Brian W. McDonald returning 200 shares (approximately 7.2% of the Company's issued and outstanding stock) as part of the settlement as well as an extension of the Non-Compete Agreement with Mr. McDonald for an additional year through 2005 as well as barring Accounting Advantage, the Company established by former Accounting USA division employees, from soliciting or receiving former or current customers of the Company.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT INDEX

Exhibit No.       Description
___________       ___________

16.1 Letter from Moore Stephens Potter, LLP regarding change in Certifying Accountant(1)

31                Section 302 Certification

32                Section 906 Certification

__________________
1 Incorporated by reference to designated exhibit to the Company's Annual Report for the fiscal year ending July 31, 2003 filed on Form 10-K filed with the Securities and Exchange Commission filed on April 7, 2004 (File No. 000- 05767).



(b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.



                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LINCOLN INTERNATONAL CORPORATION


                                                /s/ ____________________________
                                                Name:  Thurman L. Sisney
                                                Title:  President & Treasurer

Date:  May 27, 2004