Form 10-Q
period 2004-01-31
LINCOLN INTERNATIONAL CORP
filed 2004-07-14
CIK 59544

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTER ENDED JANUARY 31, 2004 COMMISSION FILE NO. 0-05767

                       LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Kentucky                                      61-0575092
------------------------------                     ----------------------
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


          2211 Greene Way
          Louisville, Kentucky                       40220
----------------------------------------           ----------
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

YES [  ] NO [X]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X] Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,609 shares of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION
                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2004
              and July 31, 2003                                           3

          Statements of Operations for the three months
              ended January 31, 2004 and January 31, 2003                 4

          Statements of Operations for the six months
              ended January 31, 2004 and January 31, 2003                 5

          Statements of Cash Flows for the six months
              ended January 31, 2004 and January 31, 2003                 6

          Notes to the Financial Statements                               7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10

     Item 4.  Controls and Procedures                                    13

Part II: Other Information

     Item 1.  Legal Proceeding                                           14

     Item 6.  Exhibits and Reports on Form 8-K                           14

     Signature                                                           14

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                 (Unaudited)
                                                    1/31/04           7/31/03
                                                 ----------        ----------

                                     ASSETS
Current assets:
  Cash                                       $      455,848      $     21,944
  Accounts receivable, net of allowance for
    doubtful accounts of $0 ($2,418 on 7/31/03)         -              10,950
  Note receivable, net of allowance for
    doubtful accounts of $0 ($72,062 on 7/31/03)        -               8,000
  Other receivables                                     -              56,298
  Prepaid expenses and other current assets             -               7,476
                                              -------------      ------------
            Total current assets                    455,848           104,668

Property and equipment, net                             -              88,838

Assets held for sale                                    -             814,454

Marketable securities                                12,804            12,029

Other assets                                          1,637               -
                                             --------------     -------------
Total assets                                 $      470,289     $   1,019,989
                                             ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $       36,186     $      47,977
  Accrued expenses                                   19,239            84,810
  Accrued income taxes                                9,000               -
  Discontinued operations                            12,393               -
  Obligation under capital lease                        -               4,461
  Line of credit                                        -              47,500
  Note payable                                          -              52,819
  Current maturities of long-term debt                  -              11,702
                                             --------------     -------------
            Total current liabilities                76,818           249,269

Noncurrent liabilities:
  Long-term debt, less current maturities               -             463,394
  Obligation under capital lease                        -               2,876
                                             --------------      ------------
            Total noncurrent liabilities                -             466,270

            Total liabilities                        76,818           715,539
                                             --------------      ------------

Stockholders' equity:
  Common stock, no par value, 1,000,000 shares
    authorized, 2,609 issued and outstanding
    (2,775 on 7/31/03)                            1,918,263         1,977,798
  Accumulated deficit                            (1,530,770)
(1,678,551)
  Accumulated other comprehensive income              5,978             5,203
                                             --------------     -------------

            Total stockholders' equity              393,471           304,450
                                             --------------     -------------
            Total liabilities and
               stockholders' equity          $      470,289     $   1,019,989
                                             ==============     =============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                    (Restated)
                                                   1/31/04            1/31/03
                                             -------------      -------------

Revenues                                     $         -        $         -
                                             -------------      -------------

Costs and expenses:
  Cost of revenues                                     -                  -
  Selling, general and administrative expenses      17,991              4,152
                                             -------------      -------------
            Total costs and expenses                17,991              4,152
                                             -------------      -------------
            Loss from operations                   (17,991)            (4,152)
                                             -------------      -------------

Other income (expense):
  Interest income (expense), net                     1,537             (9,586)
                                             -------------      -------------
            Total other income (expense)             1,537             (9,586)
                                             -------------      -------------
            Net loss from continuing
                 operations                        (16,454)           (13,738)

Discontinued operations (Note D):
  Loss from discontinued operations                (49,567)              (305)

  Income tax expense                                 3,000                -
                                             -------------      -------------
  Net loss from discontinued operations            (52,567)              (305)

            Net loss                         $     (69,021)     $     (14,043)
                                             =============      =============

Per Common Share:

  Net loss from continuing operations        $       (6.31)     $       (4.69)

  Net loss from discontinued operations             (20.15)             (0.10)
                                             -------------      -------------
            Net loss                         $      (26.46)      $      (4.79)
                                            ==============      =============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (UNAUDITED)

                                                                    (Restated)
                                                   1/31/04            1/31/03
                                             -------------      -------------

Revenues                                     $         -        $         -
                                             -------------      -------------

Costs and expenses:
  Cost of revenues                                     -                  -
  Selling, general and administrative expenses      40,300             27,039
                                             -------------      -------------
            Total costs and expenses                40,300             27,039
                                             -------------      -------------
            Loss from operations                   (40,300)           (27,039)
                                             -------------      -------------

Other income (expense):
  Interest expense, net                             (1,318)           (18,383)
  Gain on surrender of common stock                 72,000                -
                                             -------------      -------------
            Total other income (expense)            70,682            (18,383)
                                             -------------      -------------
            Net income (loss) from
               continuing operations                30,382            (45,422)

Discontinued operations (Note D):
  Loss from discontinued operations               (150,853)           (79,408)
  Gain on sale of property & equipment, net        367,633                -
                                             -------------      -------------
                                                   216,780            (79,408)

  Income tax expense                                 9,000                -
                                             -------------      -------------
  Net income (loss) from discontinued
     operations                                    207,780            (79,408)

            Net income (loss)                $     238,162      $    (124,830)
                                             =============      =============

Per Common Share:

  Net income (loss) from continuing
     operations                              $       11.35      $      (15.50)

  Net income (loss) from discontinued
     operations                                      77.62             (27.09)
                                             -------------      -------------
            Net income (loss)                $       88.97      $      (42.59)
                                             =============      =============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JANUARY 31
                                   (Unaudited)
                                                                   (Restated)
                                                 1/31/04             1/31/03
                                            ------------        ------------
Cash flows from operating activities:
  Net income (loss)                         $    238,162       $    (124,830)
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization                -                50,565
        Bad debt expense                             -                11,065
        Gain on the disposal of assets          (367,633)                -
        Gain on the surrender of common stock    (72,000)                -
        (Increase) decrease in:
          Receivables                             75,248             (75,937)
          Prepaid expenses and other current       5,839              (1,150)
        Increase (decrease) in:
          Accounts payable                       (11,791)              6,849
          Accrued expenses                       (65,571)            (40,576)
          Accrued income taxes                     9,000                 -
          Discontinued operations                 12,393                 -
                                            ------------       -------------
          Net cash used in
               operating activities             (176,353)           (174,014)
                                            ------------       -------------

Cash flows from investing activities:
  Purchase of property and equipment             (11,308)                -
  Net proceeds from the sale of property       1,182,090                 -
  Disposal of property & equipment               100,142                 -
                                            ------------       -------------
          Net cash provided by
               investing activities            1,270,924                 -
                                            ------------       -------------

Cash flows from financing activities:
  Issuance of Common Stock, net                   12,465                 -
  Dividend distribution                          (90,380)                -
  Net payment on line of credit                  (47,500)                -
  Principal payments on capital lease obligation  (7,337)             (2,077)
  Principal payments on note payable             (52,819)                -
  Principal payments on long-term debt          (475,096)            (20,611)
                                            ------------        ------------
          Net cash used in
               financing activities             (660,667)            (22,688)
                                            ------------        ------------
          Net increase (decrease) in cash        433,904            (196,702)

          Cash at beginning of the year           21,944             326,995
                                            ------------        ------------
          Cash at end of period             $    455,848        $    130,293
                                            ============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest  $      3,184        $     20,928
                                            ============        ============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at January 31, 2004 and July 31, 2003 and the results of operations for the three and six months ended January 31, 2004 and January 31, 2003. The notes to the financial statements contained in the 2003 Form 10-K should be read in conjunction with these financial statements.

NOTE B - CRITICAL ACCOUNTING POLICIES

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Note D, management has developed plans to address these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

GOODWILL: Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions.

NOTE C - RESTATEMENT

The financial statements for the three and six months ended January 31, 2003 have been restated to eliminate amortization expense of $9,926 and $19,852, respectively, to comply with the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which was made effective for the Company as of August 1, 2002. The effect of these adjustments increased net income in these periods by $9,926 and $19,852, respectively.

NOTE D - DISCONTINUED OPERATIONS

On August 22, 2003, the Company sold its last remaining commercial office rental property for $1,260,000 ($1,182,090 after closing fees, taxes and other adjustments) and incurred a net gain on the sale of $367,633. At the sale closing, the Company paid off principal and interest of its first and second mortgages against the property of $485,551 and $57,599, respectively. The Company received net cash proceeds of $637,664.

With this sale, the Company has discontinued operations in its Rental Property division. The Company recorded a loss of $53,868 representing the costs to settle obligations related to this operation of which $12,393 remains an accrued liability as of January 31, 2004.

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

Pretax results of discontinued operations by business segment are as follows:

                                                       2Q04             YTD
                                                       ----             ---
Segment:

Rental Property division:
  Loss from operations                             $   (1,237)     $  (53,868)
  Gain of sale of property & equipment                    -           367,633
                                                   ----------      ----------
                                                      (1,237)         313,765
Accounting USA division:
  Loss from operations                                (48,330)        (96,985)

Combined:
  Loss from operations                                (49,567)       (150,853)
  Gain of sale of property & equipment                      -         367,633
                                                   ----------      ----------
                                                   $  (49,567)     $  216,780
                                                   ==========      ==========

NOTE E - INCOME TAXES

At July 31, 2003, the Company had approximately $1.7 million of federal net operating loss carryforwards available to offset future federal and state taxable income. However, local tax statutes do not allow for the use of net operating loss carryforwards resulting in an income tax liability in periods with taxable income. Accordingly, the Company has accrued a $9,000 liability for estimated income taxes as of January 31, 2004.

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

NOTE H - LITIGATION SETTLEMENT

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200 shares surrendered to the Company were valued at $72,000 and have been retired. A non-operating gain of $72,000 was recorded in the first fiscal quarter to account for this transaction.

NOTE I - LINE OF CREDIT

On October 30, 2003, the Company entered into a one-year Revolving Note and Security Agreement with a commercial bank in the amount of $53,000 to re-finance an existing bank loan. Any advances under the line of credit will be secured by funds in a money market account in that bank. On January 30, 2004, this Revolving Note was paid-in-full and the line was closed.

NOTE J - SUBSEQUENT EVENTS

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan is unsecured, bears an annual interest rate of 5.0%, and is payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal and $292 in accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

On June 29, 2004, Lincoln International Corporation received notice that Mr. Thurman L. Sisney, its President, Treasurer and Chief Executive Officer, was resigning, effective immediately. Mr. Sisney also resigned from the Board of Directors. No reason was given for Mr. Sisney's resignations. The Board of Directors has elected Richard Frockt, Chairman of the Board & Secretary, to the additional position of President. Further, Kenneth Berryman, acting President of AUSA, Inc., was elected Treasurer.

In October 2003, certain shareholders representing 77% of the then-issued and outstanding capital stock in the Company, entered into an agreement with a third-party to acquire all of their shares subsequent to the removal of all assets, liabilities, contracts and operations from the Company. This agreement was terminated in July 2004.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lincoln International Corporation ("Lincoln" or the "Company"), is a Kentucky corporation that was incorporated in 1960. During the reporting period, the Company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter ended October 31, 2003, Lincoln sold its last rental property and discontinued operations of the Rental Property division. On January 30, 2004, Lincoln distributed to its stockholders its operating company, AUSA, Inc., containing its bookkeeping business and no longer has any operations.

ACCOUNTING USA

Accounting USA was founded in 1999 and provides accounting/bookkeeping services for small to medium sized businesses primarily in the metropolitan area of Louisville, Kentucky. Accounting USA has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is to the belief of Lincoln minimal in the Louisville, Kentucky metropolitan area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA on a "real-time" basis. Accounting USA's core functions are: accounts payable; accounts receivable; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA are direct sales and business referrals from banks, CPA's or other businesses. The operating plan of Accounting USA has been to develop its systems and services in the Louisville market and then to offer its services in other metropolitan markets around the country. Management believes the services of Accounting USA meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients up to 40% of the cost of doing the same service in-house, management believes that the outsourcing concept of Accounting USA has potential for future expansion and growth. Accounting USA does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. At this time it is undecided as to what extent Lincoln will continue to provide assistance and support to the development efforts of Accounting USA.

REAL ESTATE OPERATIONS

During recent years the Company has been involved in the business of owning and leasing commercial real estate. In recent years, the Company has owned properties located at 2200, 2300, and 2211 Greene Way, and 11860 Capital Way in Louisville, Kentucky. However, during the first fiscal quarter of 2004, the Company liquidated its real estate portfolio and discontinued these operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003

As of January 31, 2004, the Company has no operating activity other than corporate administration. These costs totaled $17,991 in the current quarter compared with $4,152 in the prior year quarter and consisted primarily of professional fees. The increase in fees in the current quarter resulted from the spin-off of the AUSA, Inc. subsidiary and the winding-down of operations. The Company earned $1,537 in interest income in the quarter compared with $9,586 of interest expense a year ago as proceeds from the sale of rental property in the first fiscal quarter were used to pay off corporate debts and increase cash and money market investments.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note D). During the current quarter, the Company recognized a loss from discontinued operations, predominantly from the Accounting USA division, of $49,567 compared with a loss of $305 a year ago. The year-ago period includes income of $45,379 from the sale of the Company's payroll services operation.

The Company's net loss increased $54,978 to $69,021 compared with a net loss of $14,043 a year ago.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 2003

As of January 31, 2004, the Company has no operating activity other than corporate administration. These costs totaled $40,300 in the year-to-date period compared with $27,039 in the prior year period and consisted primarily of professional fees and corporate taxes. The increase in fees in the current period resulted from the spin-off of the AUSA, Inc. subsidiary and the winding-down of operations. The Company incurred $1,318 in net interest expense in the first six months of fiscal 2004 compared with $18,383 of interest expense a year ago as proceeds from the sale of rental property in the first fiscal quarter were used to pay off corporate debts and increase cash and money market investments. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement (see Note H). Net income from continuing operations increased $75,804 to $30,382 compared with a loss of $45,422 a year ago.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note D). During the current period, the Company incurred a loss of $150,853 from discontinued operations including losses of a $96,985 in the Accounting USA division and $53,868 in the Rental Property division. This compares with a loss of $79,408 a year ago. The year-ago period includes income of $45,379 from the sale of the Company's payroll operation. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in income from discontinued operations of $216,780 for the first six months of fiscal

2004. The company has accrued $9,000 for local income taxes that are not subject to net operating loss carryforwards resulting in net income from discontinued operations of $207,780.

The Company's net income increased $362,992 to $238,162 in the first six months of fiscal 2004 compared to a loss of $124,830 a year ago.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $433,904 to $455,848 during the six months ended January 31, 2004, primarily due to the net cash proceeds from the sale of the Company's sole remaining rental property in the Company's first fiscal quarter. The sale of the real estate property was completed on August 22, 2003 resulting in the repayment of $543,150 in mortgage debt and receipt of $637,664 in net cash at settlement. With the disposition in January 2004 of its Accounting USA operations, the Company has no material ongoing capital or liquidity commitments.

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

On August 22, 2003 the Company sold commercial property located at 2211 Greene Way for $1,260,000. The Company received a written opinion from Walter Wagner, Jr. Co., the real estate Company listing the property, concerning the reasonableness of the sale and the "soft market" for commercial real estate in the Louisville area, and particularly in the area of this commercial property. As part of that transaction the Company paid off a $485,551 first mortgage and a $57,599 second mortgage with Commonwealth Bank & Trust Co., Louisville, KY. After closing fees and other adjustments, the Company recorded $637,664 in net cash.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

As of July 14, 2004, the Company has no litigation current, pending or threatened against it. The Company has settled a lawsuit that was filed in October of 2002 that included alleged violations of a non-compete agreement and various other claims against former employees. The suit was settled on October 17, 2003 with Mr. & Mrs. Brian W. McDonald returning 200 shares (approximately 7.2% of the Company's issued and outstanding stock) as part of the settlement as well as an extension of the Non-Compete Agreement with Mr. McDonald for an additional year through 2005 as well as barring Accounting Advantage, the Company established by former Accounting USA division employees, from soliciting or receiving former or current customers of the Company.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

16.1 Letter from Moore Stephens Potter, LLP regarding change in Certifying Accountant(1)

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
32 Certification of Chief Executive/Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.





                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LINCOLN INTERNATONAL CORPORATION

                                         /s/ RICHARD FROCKT
                                         ---------------------------------
                                         Name:  Richard Frockt
                                         Title:  President
                                         Date:  July 14, 2004

--------
1 Incorporated by reference to designated exhibit to the Company's Annual Report for the fiscal year ending July 31, 2003 filed on Form 10-K filed with the Securities and Exchange Commission filed on April 7, 2004 (File No. 000- 05767).