Form 10-Q
period 2004-04-30
LINCOLN INTERNATIONAL CORP
filed 2004-07-21
CIK 59544

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED APRIL 30, 2004                 COMMISSION FILE NO. 0-05767


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

YES [ ] NO [X]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,610 shares of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements:

          Balance Sheets as of April 30, 2004
              and July 31, 2003                                            3

          Statements of Operations for the three months
              ended April 30, 2004 and April 30, 2003                      4

          Statements of Operations for the nine months
              ended April 30, 2004 and April 30, 2003                      5

          Statements of Cash Flows for the nine months ended
              April 30, 2004 and April 30, 2003                            6

          Notes to the Financial Statements                                7

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10

     Item 4.  Controls and Procedures                                     12

PART II: OTHER INFORMATION

     Item 1.  Legal Proceeding                                            13

     Item 6.  Exhibits and Reports on Form 8-K                            13

     Signature                                                            13

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                (Unaudited)
                                                  4/30/04           7/31/03
                                                ___________        __________

                                     ASSETS
Current assets:
  Cash                                          $   363,107        $   21,944
  Accounts receivable, net of allowance for
    doubtful accounts of $0 ($2,418 on 7/31/03)           -            10,950
  Notes receivable, net of allowance for
    doubtful accounts of $0 ($72,062 on 7/31/03)          -             8,000
  Other receivables                                       -            56,298
  Prepaid expenses and other current assets               -             7,476
                                                ___________        __________
            Total current assets                    363,107           104,668

Property and equipment, net                               -            88,838

Assets held for sale                                      -           814,454

Marketable securities                                     -            12,029

Other assets                                          1,637                 -
                                                ___________        __________
Total assets                                    $   364,744        $1,019,989
                                                ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $     2,039        $   47,977
  Accrued expenses                                    9,739            84,810
  Accrued income taxes                                9,000                 -
  Discontinued operations                             1,069                 -
  Obligation under capital lease                          -             4,461
  Line of credit                                          -            47,500
  Note payable                                            -            52,819
  Current maturities of long-term debt                    -            11,702
                                                ___________        __________
            Total current liabilities                21,847           249,269

Noncurrent liabilities:
  Long-term debt, less current maturities                 -           463,394
  Obligation under capital lease                          -             2,876
                                                ___________        __________
            Total noncurrent liabilities                  -           466,270

            Total liabilities                        21,847           715,539
                                                ___________        __________

Stockholders' equity:
  Common stock, no par value, 1,000,000 shares
    authorized, 2,610 issued and outstanding
    (2,776 on 7/31/03)                            1,918,263         1,977,798
  Accumulated deficit                            (1,575,366)
(1,678,551)
  Accumulated other comprehensive income                  -             5,203
                                                ___________        __________

            Total stockholders' equity              342,897           304,450
                                                ___________        __________
            Total liabilities and
               stockholders' equity             $   364,744        $1,019,989
                                                ===========        ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED APRIL 30
                                   (UNAUDITED)

                                                                   (Restated)
                                                  4/30/04           4/30/03
                                                ___________        __________

Revenues                                        $         -        $        -
                                                ___________        __________

Costs and expenses:
  Cost of revenues                                        -                 -
  Selling, general and administrative expenses       51,902            25,352
                                                ___________        __________
            Total costs and expenses                 51,902            25,352
                                                ___________        __________
            Loss from operations                    (51,902)          (25,352)
                                                ___________        __________

Other income (expense):
  Interest income (expense), net                      1,331            (9,599)
  Gain on the sale of securities                      6,230                 -
                                                ___________        __________
            Total other income (expense)              7,561            (9,599)
                                                ___________        __________
            Net loss from continuing
                 operations                         (44,341)          (34,952)

Discontinued operations (Note D):
  Net loss from discontinued operations                (256)         (145,840)
                                                ___________        __________

            Net loss                            $   (44,597)       $ (180,791)
                                                ===========        ==========

Per Common Share:

  Net loss from continuing operations           $    (16.99)       $    (8.70)

  Net loss from discontinued operations               (0.10)           (36.32)
                                                ___________        __________
            Net loss                            $    (17.09)       $   (45.02)
                                                ===========        ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED APRIL 30
                                   (UNAUDITED)

                                                                   (Restated)
                                                  4/30/04           4/30/03
                                                ___________        __________

Revenues                                        $         -        $        -
                                                ___________        __________

Costs and expenses:
  Cost of revenues                                       -                  -
  Selling, general and administrative expenses       92,202            52,391
                                                ___________        __________
            Total costs and expenses                 92,202            52,391
                                                ___________        __________
            Loss from operations                    (92,202)          (52,391)
                                                ___________        __________

Other income (expense):
  Interest income (expense), net                         13           (27,982)
  Gain on surrender of common stock                  72,000                 -
  Gain on the sale of securities                      6,230                 -
                                                ___________        __________
            Total other income (expense)             78,243           (27,982)
                                                ___________        __________
            Net loss from continuing
               operations                           (13,959)          (80,373)

Discontinued operations (Note D):
  Loss from discontinued operations                (151,109)         (225,247)
  Gain on sale of property & equipment, net         367,633                 -
                                                ___________        __________
                                                    216,524          (225,247)

  Income tax expense                                  9,000                 -
                                                ___________        __________
  Net income (loss) from discontinued
     operations                                     207,524          (225,247)

            Net income (loss)                   $   193,565        $ (305,620)
                                                ===========        ==========

Per Common Share:

  Net loss from continuing
     operations                                 $     (5.25)       $   (13.17)

  Net income (loss) from discontinued
     operations                                       78.13            (36.89)
                                                ___________        __________
            Net income (loss)                   $     72.88        $   (50.06)
                                                ===========        ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                       FOR THE NINE MONTHS ENDED APRIL 30
                                   (Unaudited)
                                                                   (Restated)
                                                  4/30/04             4/30/03
                                                ___________        __________
Cash flows from operating activities:
  Net income (loss)                             $   193,565        $ (305,620)
  Adjustments to reconcile net income (loss)
        to net cash used in operating
        activities:
        Depreciation and amortization                     -            75,850
        Bad debt expense                                  -                 -
        Gain on the disposal of assets             (367,633)                -
        Gain on the surrender of common stock       (72,000)                -
        Gain on the sale of securities               (6,230)                -
        (Increase) decrease in:
          Receivables                                75,248            21,992
          Prepaid expenses and other assets           5,839             4,759
        Increase (decrease) in:
          Accounts payable                          (45,938)          (24,397)
          Accrued expenses                          (75,071)          (30,711)
          Accrued income taxes                        9,000                 -
          Discontinued operations                     1,069                 -
          Deferred rental income                         -              1,842
                                                ___________        __________
          Net cash used in
               operating activities                (282,151)         (256,285)
                                                ___________        __________

Cash flows from investing activities:
  Purchase of property and equipment                (11,308)                -
  Net proceeds from the sale of property          1,182,090                 -
  Net proceeds from the sale of securities           13,057                 -
  Disposal of property & equipment                  100,142                 -
                                                ___________        __________
          Net cash provided by
               investing activities               1,283,981                 -
                                                ___________        __________

Cash flows from financing activities:
  Issuance (repurchase) of Common Stock, net         12,465            (2,760)
  Dividend distribution                             (90,380)                -
  Net payment on line of credit                     (47,500)                -
  Principal payments on capital lease obligation     (7,337)           (3,205)
  Principal payments on note payable                (52,819)                -
  Principal payments on long-term debt             (475,096)          (31,444)
                                                ___________        __________
          Net cash used in
               financing activities                (660,667)          (37,409)
                                                ___________        __________
          Net increase (decrease) in cash           341,163          (293,694)

          Cash at beginning of the year              21,944           326,995
                                                ___________        __________
          Cash at end of period                 $   363,107        $   33,301
                                                ===========        ==========
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest      $     3,184        $   31,400
                                                ============       ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation at April 30, 2004 and July 31, 2003 and the results of operations for the three and nine months ended April 30, 2004 and April 30, 2003. The notes to the financial statements contained in the 2003 Form 10-K should be read in conjunction with these financial statements.

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

NOTE C - RESTATEMENT

The financial statements for the three and nine months ended April 30, 2003 have been restated to eliminate amortization expense of $9,926 and $29,779, respectively, to comply with the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which was made effective for the Company as of August 1, 2002. The effect of these adjustments increased net income in these periods by $9,926 and $29,779, respectively.

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

With this sale, the Company has discontinued operations in its Rental Property division. The Company recorded a loss of $54,124 representing the costs to settle obligations related to this operation of which $1,069 remains an accrued liability as of April 30, 2004.

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

Pretax results of discontinued operations by business segment are as follows:

                                                   3Q04               YTD
                                                ___________        __________
Segment:

Rental Property division:
  Loss from operations                          $      (256)       $  (54,124)
  Gain of sale of property & equipment                    -           367,633
                                                ___________        __________
                                                       (256)          313,509
Accounting USA division:
  Loss from operations                                    -           (96,985)

Combined:
  Loss from operations                                 (256)         (151,109)
  Gain of sale of property & equipment                    -           367,633
                                                ___________        __________
                                                $      (256)       $  216,524
                                                ===========        ==========

NOTE E - INCOME TAXES

At July 31, 2003, the Company had approximately $1.7 million of net operating loss carryforwards available to offset future federal and state taxable income. However, local tax statutes do not allow for the use of net operating loss carryforwards resulting in an income tax liability in periods with taxable income. Accordingly, the Company has accrued a $9,000 liability for estimated income taxes as of April 30, 2004.

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

NOTE F - NOTES RECEIVABLE

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

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan is unsecured, bears an annual interest rate of 5.0%, and is payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal, plus accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

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

NOTE J - SUBSEQUENT EVENTS

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan is unsecured, bears an annual interest rate of 5.0%, and is payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal, plus accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

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

On July 5, 2004, the Board of Directors declared a cash dividend of $120.00 per share on its Common Stock, no par value, payable to shareholders of record on July 5, 2004.

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

ACCOUNTING USA

Accounting USA was founded in 1999 and provides accounting/bookkeeping services for small to medium sized businesses primarily in the metropolitan area of Louisville, Kentucky. Accounting USA has developed and provides Internet access for its clients into its accounting platform. The business is not seasonal nor is it dependant on any particular customers. Direct competition for the outsourcing of the accounting/payroll business is to the belief of Lincoln minimal in the Louisville, Kentucky metropolitan area. Many small to medium sized businesses employ in-house personnel to perform the accounting/bookkeeping responsibilities for their company. Some CPA firms and small bookkeeping firms provide bookkeeping services for their clients although this is usually done on a historical basis as compared with or contrasted to the services provided by Accounting USA on a "real-time" basis. Accounting USA's core functions are: accounts payable; accounts receivable; job cost; bank reconciliation; time and billing; and financial statements. Accounting USA also provides numerous customized financial reports to its clients. The primary market channels for Accounting USA are direct sales and business referrals from banks, CPA's or other businesses. The operating plan of Accounting USA has been to develop its systems and services in the Louisville market and then to offer its services in other metropolitan markets around the country. Management believes the services of Accounting USA meets a unique market niche, particularly with the Internet access available to its clients. Given that the outsourcing of accounting/bookkeeping can save clients up to 40% of the cost of doing the same service in-house, management believes that the outsourcing concept of Accounting USA has potential for future expansion and growth. Accounting USA does not replace the services performed by the client's CPA, such as tax preparation and audits. Accordingly, CPA's often find the bookkeeping performed on behalf of their client facilitates the provision of their professional services. Lincoln no longer provides any financial assistance or support to the development efforts of Accounting USA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003

As of January 31, 2004, the Company has no operating activity other than corporate administration. These costs totaled $51,902 in the current quarter compared with $25,352 in the prior year quarter and consisted primarily of the write-off of a note receivable (see Note F) and various professional fees. Professional fees in the current quarter consisted of legal, accounting and administrative costs associated with maintaining the Company's corporate shell. The Company earned $1,331 of interest income in the quarter compared with interest expense of $9,599 a year ago as proceeds from the sale of rental property in the first fiscal quarter were used to pay off corporate debts and increase cash and money market investments. The Company also incurred a gain of $6,230 on the sale of marketable securities. The net loss from continuing operations increased $9,389 to $44,341 compared with a loss of $34,952 a year ago.

During the current quarter, the Company recognized a loss from discontinued operations of $256 compared with a loss of $145,840 a year ago. Current losses from discontinued operations consist solely of miscellaneous expenses whereas the year-ago loss includes operating results of the former Rental Property and Accounting USA divisions.

The Company's net loss decreased $136,194 to $44,597 compared with a net loss of $180,791 a year ago.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

NINE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE NINE MONTHS ENDED APRIL 30,
2003

As of January 31, 2004, the Company has no operating activity other than corporate administration. These costs totaled $92,202 in the year-to-date period compared with $52,391 in the prior year period and consisted primarily of the write-off of a note receivable (see Note F), various professional fees and corporate taxes. The increase in fees in the current period resulted from the spin-off of the AUSA, Inc. subsidiary and the winding-down of operations. The Company incurred $13 in net interest income in the first nine months of fiscal 2004 compared with $27,982 of interest expense a year ago as proceeds from the sale of rental property in the first fiscal quarter were used to pay off corporate debts and increase cash and money market investments. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement (see Note H) and a gain of $6,230 on the sale of marketable securities. The net loss from continuing operations decreased $66,414 to $13,959 compared with a loss of $80,373 a year ago.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note D). During the current period, the Company incurred a loss of $151,109 from discontinued operations including losses of $96,985 in the Accounting USA division and $54,124 in the Rental Property division. This compares with a loss of $225,247 a year ago. The year-ago period includes income of $45,379 from the sale of the Company's payroll operation. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in income from discontinued operations of $216,524 for the first nine months of fiscal 2004. The company has accrued $9,000 for local income taxes that are not subject to net operating loss carryforwards resulting in net income from discontinued operations of $207,524.

The Company's net income increased $499,185 to $193,565 in the first nine months of fiscal 2004 compared with a loss of $305,620 a year ago.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $341,163 to $363,107 during the nine months ended April 30, 2004, primarily due to the net cash proceeds from the sale of the Company's sole remaining rental property in the Company's first fiscal quarter. The sale of the real estate property was completed on August 22, 2003 resulting in the repayment of $543,150 in mortgage debt and receipt of $637,664 in net cash at settlement. With the disposition in January 2004 of its Accounting USA operations, the Company has no substantial ongoing capital or liquidity commitments.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

As of July 21, 2004, the Company has no litigation current, pending or threatened against it.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

EXHIBIT NO.     DESCRIPTION

   31.1         Section 302 Certification - CEO
   31.2         Section 302 Certification - CFO
   32           Section 906 Certifications - CEO & CFO

(b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.


                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LINCOLN INTERNATONAL CORPORATION



                                            /s/ RICHARD FROCKT
                                            ________________________________
                                            Name:  Richard Frockt
                                            Title:  President
                                            Date:  July 21, 2004