Form 10KSB
period 2004-07-31
LINCOLN INTERNATIONAL CORP
filed 2004-10-29
CIK 59544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For fiscal year ended July 31, 2004 Commission File No. 0-05767


                        LINCOLN INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Kentucky                                       #61-0575092
      -------------------------------                          -------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)


     641 Lexington Avenue, 25th Floor
              New York, New York                                    10022
 ----------------------------------------                           -----
 (Address of principal executive office)                          (Zip Code)


                                 (212) 421-1616
               --------------------------------------------------
               Registrant's telephone number, including area code


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    Name of each
                                                  exchange on which
     Title of each class                             registered
     -------------------                             ----------
            None                                        None


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock (no-par) voting
                          ----------------------------
                                 Title of class


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form.

YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year.

The Company had revenue of $337,506 in 2004, all from discontinued operations.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Not applicable as no regular market exists for the common stock of Lincoln.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 29, 2004.

                              COMMON (NO-PAR) 2,610

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 13 for complete list.

                                     PART I

ITEM 1: BUSINESS

Overview

Lincoln International Corporation ("Lincoln" or the "Company"), is a Kentucky corporation that was incorporated in 1960. During the reporting period, the Company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter ended October 31, 2003, Lincoln sold its last rental property and discontinued operations of the Rental Property division. On January 30, 2004, Lincoln distributed to its stockholders its operating subsidiary, AUSA, Inc., containing its Accounting USA division. On July 5, 2004, the Company's board of directors authorized a distributive dividend which was paid on July 14, 2004. As of July 31, 2004, Lincoln was an empty shell. The discussion that follows relates to operations that existed for a portion of the reporting period, but which had been discontinued or distributed as of the end of the period.

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

On January 30, 2004, Lincoln transferred the Accounting USA business to a newly formed subsidiary, AUSA, Inc., and distributed all shares in AUSA, Inc. to its shareholders. Lincoln has no commitments to provide any financial assistance or support to the development efforts of Accounting USA.

Real Estate Operations

The Company's Rental Property division has been in the business of owning and leasing commercial real estate including properties in Louisville, Kentucky located at 2200, 2300, and 2211 Greene Way, and 11860 Capital Way. In recent years, however, the Company has been liquidating its real estate portfolio and on August 22, 2004, the Company sold the last remaining property and discontinued operations of this division.

Developments During Fiscal 2004

Throughout the reporting period, the Company has been liquidating operations and distributing its capital. Following are the principal transactions and events in this process.

On August 8, 2003, the Company sold the remaining collateral securing its Note Receivable for $8,000. The collateral was sold "as-is", without recourse, and with indemnification by the purchaser in regard to any and all claims arising including manufacturing defects. As of August 8, 2003, this transaction was closed.

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

On August 22, 2003, the Company sold its last remaining commercial office rental property for $1,260,000 ($1,182,090 after closing fees, taxes and other adjustments) and realized a net gain on the sale of $367,633. At the sale closing, the Company paid off principal and interest of its first and second mortgages against the property of $485,551 and $57,599, respectively. The Company received net cash proceeds of $637,664. With this sale, the Company discontinued operations in its Rental Property division. The Company realized a loss of $66,469 representing the net costs to settle obligations related to this operation, all of which were paid as of July 31, 2004.

In October 2003, certain shareholders representing 77% of the then-issued and outstanding capital stock in the Company, entered into an agreement with a third-party to acquire all of their shares subsequent to the removal of all assets, liabilities, contracts and operations from the Company. This agreement was terminated in July 2004.

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200 shares surrendered to the Company were valued at $72,000, or $360 per share, which was equal to the price used to sell and repurchase shares in the 2003 reverse stock split transaction. These shares have been retired. A non-operating gain of $72,000 was recorded in the first fiscal quarter to account for this transaction.

On January 30, 2004, the Company transferred substantially all of its operating assets with a net book value of $90,380 to its wholly-owned subsidiary, AUSA, Inc. Thereafter, the Company declared a distributive dividend to its stockholders of record on January 30, 2004 of all the shares of common stock of AUSA, Inc. so that each stockholder of the Company received one share of AUSA, Inc. common stock for each share of common stock of the Company owned by such stockholder on January 30, 2004. Excluded from the assets transferred by the Company to AUSA, Inc. were cash, securities and deposit account balances of approximately $450,000, which were retained by the Company as well as liabilities estimated to be approximately $33,000.

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan was unsecured, accrued interest at an annual rate of 5.0%, and was payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal, plus accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

On June 29, 2004, Lincoln International Corporation received notice that Mr. Thurman L. Sisney, its President, Treasurer and Chief Executive Officer, was resigning, effective immediately. Mr. Sisney also resigned from the Board of Directors. No reason was given for Mr. Sisney's resignations. The Board of Directors then elected Richard Frockt, Chairman of the Board & Secretary, to the additional position of President. Further, Kenneth Berryman, acting President of AUSA, Inc., was elected Treasurer.

On July 5, 2004, the Board of Directors declared a cash dividend of $120.00 per share on its Common Stock, no par value, payable to shareholders of record on July 5, 2004. This dividend totaled $313,200 and was paid on July 14, 2004.

In July, 2004, the Board of Directors approved the sale of 50,000 shares of Winebrenner Capital Partners, LLC back to Winebrenner Holding Corp. for $25,000 payable in five installments of $5,000 each. This note receivable was then assigned to AUSA, Inc. as consideration for management and other services provided by AUSA, Inc. during the year.

Developments Following the Close of Fiscal 2004

On August 6, 2004, certain shareholders representing 83.3% of the Company's issued and outstanding shares sold their stock to a third party. The new controlling shareholder has acquired the Common Stock of the Company as an investment. In connection with the acquisition of the Common Stock all directors and officers of the Company resigned and two designees selected by the new principal owner were elected to the Board of Directors. The new Board of Directors then elected two new officers who serve, respectively, as (a) President and Secretary and (b) Treasurer and Assistant Secretary.

On September 27, 2004, the Company's principal shareholder agreed to make a $25,000 loan to the Company for general corporate purposes. The note is payable on demand, accrues interest at an annual rate of 9.0%, and is convertible into 218 shares of common stock. The agreement also includes a warrant to purchase 218 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

On October 20, 2004, a Schedule 14C Information Statement was filed by the Company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action has been taken to authorize the merger of the Company, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware.

Employees:

As of July 31, 2004, Lincoln had no employees.

ITEM 2: PROPERTIES

The properties owned or leased by Lincoln during the fiscal year ended July 31, 2004 are described below.

                  LINCOLN ADMINISTRATIVE AND EXECUTIVE OFFICES

Lincoln leased its sole executive offices through March 12, 2004. These offices were located at 2300 Greene Way, Ste. 201, Louisville, KY 40220 The lease for this location was for 1,858 square feet. The lease expired March 12, 2004 and was not renewed by Lincoln.

Lincoln's former Accounting USA division leased approximately 2,268 square feet of office space in an office building previously owned by the Company at 2211 Greene Way, Louisville, KY 40220. This lease was assumed by AUSA, Inc. in January 2004 upon the spin-off of the Accounting USA division.

                                RENTAL PROPERTIES

During a portion of the first fiscal quarter of 2004, Lincoln owned the commercial office property located at 2211 Greene Way, Louisville, KY 40220, which it leased to various tenants for income, including its former Accounting USA division. The building contains approximately 15,800 sq. feet. On August 22, 2003, the Company sold this property for $1,260,000 ($1,182,090 after closing fees, taxes and other adjustments) and realized a net gain on the sale of $367,633.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There does not exist at the present time any regular market for any common stock of Lincoln. As of October 29, 2004, the Company has 101 shareholders of record. Historically the Company has not paid dividends to its stockholders. On January 30, 2004, Lincoln distributed to its shareholders all of its stock holdings in AUSA, Inc., a wholly-owned subsidiary which held its Accounting USA business. On July 5, 2004, Lincoln declared a dividend distribution of capital totaling $313,200 which was paid on July 14, 2004. The Company has no equity compensation plans.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and interest income in our financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to contract agreements and investments. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in the Company's financial statements require significant estimates and judgments.

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior two years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in Notes A ("Nature of Business") and T to the financial statements in ITEM 7, the Company has discontinued or sold all of its operations with only certain accrued expenses remaining on the July 31, 2004 balance sheet. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.

GOODWILL: Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill was no longer amortized, but evaluated at least annually for impairment, and more frequently under certain conditions.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluated long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. As of July 31, 2003, the Company determined the carrying amount of its assets to be equal to or less than market value and did not recognize an impairment charge. However, management adopted a plan to sell certain of its property as of February 2003. These assets were recorded as assets held for sale on the balance sheet and no depreciation expense has subsequently been recorded in 2003.


Fiscal Year Ended July 31, 2004 Compared to the Year Ended July 31, 2003

As of January 30, 2004, all commercial operations were liquidated or sold and the Company's only operating activity was corporate administration. These costs totaled $150,402 in 2004 compared with $115,633 in the prior year and consisted primarily of various professional and other fees and corporate taxes. The increase in fees in the current year resulted largely from costs associated with the spin-off of the AUSA, Inc. subsidiary and the liquidation of operations. The Company earned $4,757 in interest income in 2004 compared with interest income of $2,641 a year ago as proceeds from the sale of rental property in the first quarter of 2004 were used to pay off corporate debts and increase cash and money market investments. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement and a gain of $31,230 on the sale of securities. Other expense consisted of the write-off of a loan to AUSA, Inc. (Lincoln's former Accounting USA division), together with accrued interest thereon. The net loss from continuing operations decreased $70,699 to $72,428 compared with a loss of $143,127 a year ago.

With the liquidation and distribution of the Rental Property and Accounting USA division's, respectively, their operating results have been reclassified as discontinued operations. For the year, the Company incurred a loss from discontinued operations of $159,695 including a loss of $93,226 in the Accounting USA division and $66,469 in the Rental Property division. This compares with a loss of $271,788 a year ago which includes losses of $160,950 in the Accounting USA division and $110,838 in the Rental Property division. The decrease in the loss from discontinued operations was due to primarily to the timing of the liquidations of the Rental Property division in early 2004 and the Accounting USA division at the end of the second quarter. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in pretax income from discontinued operations of $207,938 in 2004. The Company paid $7,000 in local income taxes due to the taxable gain on the sale of the rental property resulting in net income from discontinued operations of $200,938.

The Company's net income increased $682,412 to $128,509 in 2004 compared with a loss of $553,903 a year ago.

Inflation has not had any material impact during the last 2 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last two years.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. On September 27, 2004, the Company's principal shareholder agreed to make a $25,000 loan to the Company for general corporate purposes. The Company will require additional capital if it is to meet its current and future obligations.

ACQUISITION OR DISPOSITION OF ASSETS

On August 8, 2003 the Company sold the remaining "bass boat" collateral securing its Note Receivable for $8,000. The boat was sold "as-is" with no recourse to the Company as well as an indemnification by the purchaser with regard to any and all claims arising including manufacturing defects. The original borrower, Admiralty Boats, filed bankruptcy within a year of the financing and a claim was filed seeking to liquidate the boat collateral. The boats were placed with a reputable dealer for liquidation.

As of July 31, 2003, the Company had provided for an allowance for doubtful accounts totaling $72,062 against the gross asset balance of $80,062. No further expense was recorded at the time of the sale, at which time, this transaction was closed.

On August 22, 2003 the Company sold commercial property located at 2211 Greene Way for $1,260,000. The Company received a written opinion from Walter Wagner, Jr. Co., the real estate Company listing the property, concerning the reasonableness of the sale and the "soft market" for commercial real estate in the Louisville area, and particularly in the area of this commercial property. As part of that transaction the Company paid off a $485,559 first mortgage and a $57,599 second mortgage with Commonwealth Bank & Trust Co., Louisville, KY. After closing fees and other adjustments, the Company recorded $637,664 in net cash. The Company paid local taxes of $7,000 related to this sale.

On January 30, 2004, the Company transferred substantially all of its operating assets to its wholly-owned subsidiary, AUSA, Inc. Thereafter, the Company declared a distributive dividend to its stockholders of record on January 30, 2004 of all the shares of common stock of AUSA, Inc. so that each stockholder of the Company received one share of AUSA, Inc. common stock for each share of common stock of the Company owned by such stockholder on January 30, 2004. Excluded from the assets transferred by the Company to AUSA, Inc. were cash, securities and deposit account balances of approximately $450,000, which were retained by the Company as well as liabilities estimated to be approximately $33,000.

On July 5, 2004, the Board of Directors declared a distribution of capital of $120.00 per share in the form of a cash dividend on its Common Stock, no par value, payable to shareholders of record on July 5, 2004. This dividend totaled $313,200 and was paid on July 14, 2004.

LITIGATION

As of October 29, 2004, the Company has no litigation current, pending or threatened against it. The Company has, as noted earlier, settled a lawsuit that was filed in October of 2002 that included alleged violations of a non-compete agreement and various other claims against former employees. The suit was settled on October 17, 2003 with Mr. & Mrs. Brian W. McDonald returning 200 shares (approximately 7.2% of the Company's then-issued and outstanding stock) as part of the settlement as well as an extension of the Non-Compete Agreement with Mr. McDonald for an additional year through 2005 as well as barring Accounting Advantage, the Company established by former Accounting USA division employees, from soliciting or receiving former or current customers of the Company.

Fiscal Year Ended July 31, 2003 Compared to the Year Ended July 31, 2002

As a result of the liquidation and distribution of Lincoln's operations and assets in 2004, the Company has reclassified its 2003 financial statements to be consistent with the 2004 presentation. Therefore, the only operating activity reported relates to corporate administration and the Rental Property and Accounting USA divisions are reported as discontinued operations.

Operating costs totaled $115,633 in 2003 compared with $70,152 in the prior year and consisted primarily of professional and administrative fees. The increase in costs in the current year resulted primarily due to costs related to the Company's reverse stock split completed during the year. The Company earned $2,641 in interest income in 2003 compared with interest income of $22,994 in 2002 as investable cash balances and interest rates both declined significantly in 2003. Other income of $6,827 consisted of the recovery of accrued expenses from the prior year. The net loss from continuing operations increased $95,969 to $143,127 in 2003 compared with a loss of $47,158 a year earlier.

The Company incurred a net loss from discontinued operations of $410,775 in 2003 including losses of $160,950 in the Accounting USA division and $110,838 in the Rental Property division and an impairment charge of $138,987 for the write-off of goodwill. This compares with a loss of $685,808 in 2002. The decrease in the loss from discontinued operations was due primarily to expense reductions in the Accounting USA division.

The Company's net loss decreased $179,064 to $553,902 in 2003 compared with a loss of $732,966 in 2002.

ACQUISITION OR DISPOSITION OF ASSETS

During the fiscal year ended July 31, 2003, no material assets of Lincoln were disposed of.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $305,051, or 93.3%, to $21,944 in 2003 due primarily to operating losses. New investment in property and equipment and the repayment of debts contributed to reducing cash a total of $24,615 for the year. The Company's primary source of liquidity and capital has been its cash reserves and equity in its real estate holdings. In June 2003, the Company established a bank line of credit in the amount of $100,000 secured by real estate assets to provide funds for operations. As of July 31, 2003, $47,500 was outstanding under the line of credit. In February 2003, the Company engaged a real estate agent to sell its last remaining real estate property in order to reduce debt and enhance liquidity. The sale of the real estate property was completed on August 22, 2003 resulting in the repayment of $543,157 in mortgage debt and receipt of $637,664 in net cash at settlement.

LITIGATION

As of March 29, 2004, the Company had no litigation current, pending or threatened against it. The Company has, as noted earlier, settled a lawsuit that was filed in October of 2002 that included alleged violations of a non-compete agreement and various other claims against former employees. The suit was settled on October 17, 2003 with Mr. & Mrs. Brian W. McDonald returning 200 shares (approximately 7.2% of the Company's issued and outstanding stock) as part of the settlement as well as an extension of the Non-Compete Agreement with Mr. McDonald for an additional year through 2005 as well as barring Accounting Advantage, the Company established by former Accounting USA division employees, from soliciting or receiving former or current customers of the Company.

ITEM 7:  FINANCIAL STATEMENTS



                              Financial Statements

                        LINCOLN INTERNATIONAL CORPORATION

                             July 31, 2004 and 2003

LINCOLN INTERNATIONAL CORPORATION

Table of Contents

July 31, 2004 and 2003

Independent Auditor's Report ............................................ F-1

Financial Statements

     Balance Sheets ..................................................... F-2

     Statements of Operations ........................................... F-3

     Statements of Changes in Stockholders' Equity ...................... F-4

     Statements of Cash Flows ........................................... F-5

     Notes to Financial Statements ...................................... F-6-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying balance sheets of Lincoln International Corporation as of July 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and T to the financial statements, the Company's significant operating losses and discontinued operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Louisville, Kentucky
October 26, 2004

                        LINCOLN INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                             July 31, 2004 and 2003


                                   A S S E T S

                                                                        2003               2004
                                                                    -----------        -----------
Current assets:
     Cash and cash equivalents                                      $        --        $    21,944
     Accounts receivable, net of allowance for
        doubtful accounts of $0 ($2,418 in 2003)                             --             10,950
     Note receivable, net of allowance for
        doubtful amounts of $0 ($72,062 in 2003)                             --              8,000
     Other receivable                                                        --             56,298
     Prepaid expenses and other current assets                               --              7,476
                                                                    -----------        -----------
        Total current assets                                                 --            104,668

Property and equipment, net                                                  --             88,838

Assets held for sale                                                         --            814,454

Marketable securities                                                        --             12,029
                                                                    -----------        -----------

        Total assets                                                $        --        $ 1,019,989
                                                                    ===========        ===========

                              L I A B I L I T I E S

Current liabilities:
     Accounts payable                                               $        --        $    47,977
     Accrued expenses                                                    35,000             84,810
     Obligation under capital lease                                          --              4,461
     Line of credit                                                          --             47,500
     Note payable                                                            --             52,819
     Current maturities of debt obligations                                  --             11,702
                                                                    -----------        -----------
        Total current liabilities                                        35,000            249,269
                                                                    -----------        -----------

Noncurrent liabilities:
     Long-term obligations, less current maturities                          --            463,394
     Obligation under capital lease                                          --              2,876
                                                                    -----------        -----------
        Total noncurrent liabilities                                         --            466,270
                                                                    -----------        -----------

        Total liabilities                                                35,000            715,539
                                                                    -----------        -----------


                      S T O C K H O L D E R S' E Q U I T Y

Stockholders' equity:

     Common stock, no par value, 3,000,000 shares authorized,
        2,610 issued and outstanding (2,776 in 2003)                  1,918,622          1,977,798
     Accumulated deficit                                             (1,953,622)        (1,678,551)
     Accumulated other comprehensive income                                  --              5,203
                                                                    -----------        -----------
        Total stockholders' equity (deficit)                            (35,000)           304,450
                                                                    -----------        -----------

        Total liabilities and stockholders' equity                  $        --        $ 1,019,989
                                                                    ===========        ===========

See accompanying independent auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS
                       Years ended July 31, 2004 and 2003

                                                           2004             2003
                                                        ---------        ---------
Revenues                                                $      --        $      --
Cost and expenses:
     Cost of Revenues                                          --               --
     Selling, general and administrative expenses         150,403          115,633
                                                        ---------        ---------

Loss from operations                                     (150,403)        (115,633)
                                                        ---------        ---------

Other income (expense):
     Loss on uncollectible note receivable                (30,013)         (36,962)
     Interest income                                        4,757            2,641
     Gain on the surrender of common stock                 72,000               --
     Gain on the sale of securities                        31,230               --
     Other income                                              --            6,827
                                                        ---------        ---------

           Total other income (expense)                    77,974          (27,494)

           Net loss from continuing operations            (72,429)        (143,127)

Discontinued operations (Note B ):
     Loss from discontinued operations                   (159,695)        (271,788)
     Gain on sale of property and equipment               367,633               --
     Impairment of goodwill (Note G)                           --         (138,987)
                                                        ---------        ---------
                                                          207,938         (410,775)

Income tax expense                                          7,000               --
                                                        ---------        ---------

Net income (loss) from discontinued operations            200,938         (410,775)

           Net income (loss)                            $ 128,509        $(553,903)
                                                        =========        =========


Per Common Share (basic and diluted):

   Net loss from continuing operations                  $  (27.39)       $  (50.31)

   Net income (loss) from discontinued operations           76.00          (144.38)
                                                        ---------        ---------

      Net income (loss)                                 $   48.61        $ (194.69)
                                                        =========        =========

Shares used in computing loss per common share              2,644            2,845
                                                        =========        =========


See accompanying independent auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2004 and 2003

                                                                                                      Accumulated
                                                                                                         Other            Total
                                                      Common           Common         Accumulated     Comprehensive   Stockholders'
                                                      Shares           Stock            Deficit          Income     Equity (Deficit)
                                                    -----------      -----------      -----------      -----------      -----------
Balance at July 31, 2002                                  2,931        1,994,718       (1,124,648)              --          870,070

Comprehensive loss:

    Net loss                                                 --               --         (553,903)              --         (553,903)

    Unrealized holding gain arising
      during the period                                      --               --               --            5,203            5,203
                                                    -----------      -----------      -----------      -----------      -----------

    Total comprehensive loss                                 --               --               --               --         (548,700)

Issuance of common stock to
    fractional shareholders at $120                           1              240               --               --              240

Fractional shares purchased by the Company
    at $120                                                  --             (120)              --               --             (120)

Fractional shares redeemed by the Company
    in conjunction with the Reverse Stock Split            (156)         (17,040)              --               --          (17,040)
                                                    -----------      -----------      -----------      -----------      -----------

Balance at July 31, 2003                                  2,776        1,977,798       (1,678,551)           5,203          304,450

Surrender of common stock in connection
    with litigation settlement                             (200)         (72,000)              --               --          (72,000)

Issuance of common stock in lieu of cash
    payment to vendor                                        35           12,600               --               --           12,600

Other issuance (redemption) of common
    stock, net                                               (1)             224               --               --              224

Comprehensive income:

    Net income                                               --               --          128,509               --          128,509

    Unrealized holding gain arising during
      the period                                             --               --               --            1,027            1,027

    Less:  Reclassification adjustment                       --               --               --           (6,230)          (6,230)
                                                    -----------      -----------      -----------      -----------      -----------
                                                                                                            (5,203)          (5,203)

    Total comprehensive income                               --               --               --               --          123,306

Distribution of AUSA, Inc. subsidiary                        --               --          (90,380)              --          (90,380)

Liquidating dividends paid                                   --               --         (313,200)              --         (313,200)
                                                    -----------      -----------      -----------      -----------      -----------

Balance at July 31, 2004                                  2,610      $ 1,918,622      $(1,953,622)     $        --      $   (35,000)
                                                    ===========      ===========      ===========      ===========      ===========

See accompanying independent auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                       Years ended July 31, 2004 and 2003

                                                                        2004               2003
                                                                    -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                               $   128,509        $  (553,903)
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
          Depreciation                                                   20,885             90,818
          Impairment of goodwill                                             --            138,987
          Provision for doubtful accounts                                    --             32,380
          (Gain) loss on sale of property and equipment                (367,633)             2,464
          Gain on sale of marketable securities                          (6,230)            (6,827)
          Gain on the surrender of common stock                         (72,000)                --
          Changes in operating assets and liabilities:
             Accounts receivable                                         56,213             43,296
             Other current assets                                         1,010            (53,176)
             Accounts payable                                           (35,250)           (15,475)
             Accrued expenses                                           (39,571)            41,000
                                                                    -----------        -----------

          Net cash used in operating activities                        (314,067)          (280,436)
                                                                    -----------        -----------

Cash flows from investing activities:
    Proceeds from sale of rental property                             1,182,090                 --
    Disposal of property and equipment                                  (13,714)                --
    Purchase of property and equipment                                  (11,308)           (20,142)
    Net proceeds from the sale of marketable securities                  13,057                 --
    Decrease in note receivable                                              --              3,500
                                                                    -----------        -----------

          Net cash (used in) provided by investing activities         1,170,125            (16,642)
                                                                    -----------        -----------

Cash flows from financing activities:
    Issuance (repurchase) of common stock, net                           12,825            (16,920)
    Net proceeds (repayment) on line of credit                          (47,500)            47,500
    Proceeds (repayment) of note payable                                (52,819)            52,819
    Principal payments on long-term debt                               (473,431)           (87,137)
    Principal payments on capital lease obligations                      (3,877)            (4,235)
    Liquidating dividend distribution                                  (313,200)                --
                                                                    -----------        -----------

          Net cash used in financing activities                        (878,002)            (7,973)
                                                                    -----------        -----------

          Net decrease in cash and cash equivalents                     (21,944)          (305,051)

          Cash and cash equivalents at beginning of year                 21,944            326,995
                                                                    -----------        -----------

          Cash and cash equivalents at end of year                  $        --        $    21,944
                                                                    ===========        ===========

Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                          $     3,184        $    49,928
                                                                    ===========        ===========

    Non-cash distribution-AUSA, Inc. stock                          $    90,380        $        --
                                                                    ===========        ===========

See accompanying independent auditor's report and notes to financial statements

LINCOLN INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

July 31, 2004 and 2003

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring net losses and negative cash flows from operations over the prior two years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed under "Nature of Business" below and Note T, the Company has discontinued or sold all of its operations with only certain accrued expenses remaining on the July 31, 2004 balance sheet. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.

Nature of Business: During the periods covered in this report, the Company operated two business segments: the Rental Property division and the Accounting USA division. Both of these divisions were discontinued in the current fiscal year.

The Rental Property division owned and operated commercial office rental properties in Louisville, Kentucky. Since August 1, 2000, the Company had owned and operated as many as four Class A suburban office properties. As of July 31, 2003, all but one property had been sold and the remaining rental property was under contract for sale. This amount was separately recorded on the balance sheet as assets held for sale. On August 22, 2003, this property was sold and the Company discontinued these operations with no plans to invest in rental properties in the future. See Note B for further discussion of the sale of the property.

The Accounting USA division provided bookkeeping services to small and mid-sized businesses and organizations primarily in the Louisville, Kentucky metropolitan area. The Company formed Accounting USA, Inc. on October 1, 1999, and received 75% of the outstanding shares of common stock in conjunction with a merger with Accounting USA's predecessor, Accounting Outsourced Solutions, LLC. On December 1, 2000, Accounting USA, Inc. merged into the Company and continued operations as an unincorporated division. In exchange for the minority interest, the Company issued 200 shares of the Company's common stock. On January 31, 2004, the Accounting USA division and certain other corporate assets were transferred to a wholly-owned subsidiary of the Company, AUSA, Inc., and spun-off to shareholders in a dividend distribution. The Accounting USA division has been accounted for as a discontinued operation since that time.

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

Revenue Recognition: Revenue from services is recognized as the service is rendered, which is generally monthly at fixed amounts.

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying amount, which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt obligations in prior years approximates fair value because borrowings have rates that reflect currently available terms and conditions for similar debt.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The carrying amounts reported in the balance sheets for cash equivalents approximate their fair values.

Accounts Receivable: Accounts receivable consist of amounts due for bookkeeping services, which were not received by the Company at year-end. The Company invoices most clients for its services at the beginning of each month and payments are due within ten days.

Based on management's evaluation of uncollectible accounts receivable at the end of each year, bad debts are provided for on the allowance method. The allowance for doubtful accounts as of July 31, 2004 and 2003 was $0 and $2,418, respectively.

Marketable Securities: Marketable securities have been classified as available for sale and are stated at fair value based on quoted market values. The marketable securities consisted of common stock with a cost of $6,827 and a market value of $12,029 at July 31, 2003. Unrealized gains or losses are included as a component of stockholders equity until realized. These shares were sold during 2004 for $13,057 resulting in a realized gain of $6,230.

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

Advertising: The Company expenses advertising costs when incurred, except marketing brochures, which are capitalized and amortized over the expected benefits period. The net book value of these brochures was $0 as of July 31, 2004 and 2003. Advertising expense was $0 and $644 for the years ended July 31, 2004 and 2003, respectively.

Goodwill: Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net identifiable tangible and intangible assets acquired. See Note G.

Accounting for the Impairment of Long-Lived Assets: Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates long-term assets for impairment and assesses their

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and
(b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. As of July 31, 2003, the Company determined the carrying amount of its assets to be equal to or less than market value and did not recognize an impairment charge. However, management adopted a plan to sell certain of its property as of February 2003. These assets were recorded as assets held for sale on the balance sheet and no depreciation expense has subsequently been recorded in 2003. See Note B for discussion of the sale of these assets.

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

Reclassifications: Certain reclassifications have been made to the prior year's financial statements to conform to the 2004 classification, none of which had an effect on previously reported net income.

NOTE B--DISCONTINUED OPERATIONS

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

With this sale the Company has discontinued operations in its Rental Property division. The Company recorded a loss of $66,469 in 2004 representing the costs to settle obligations related to this operation.

On January 30, 2004, the Company transferred substantially all of its operating assets to its wholly-owned subsidiary, AUSA, Inc. Thereafter, the Company declared a distributive dividend to its stockholders of record on January 30, 2004 of all the shares of common stock of AUSA, Inc. so that each stockholder of the Company received a share of AUSA, Inc. common stock for each share of common stock of the Company owned by such stockholder on January 30, 2004. Excluded from the assets transferred by the Company to AUSA, Inc. were cash, securities and deposit account balances of approximately $450,000, which funds were retained by the Company as well as liabilities estimated to be approximately $33,000.

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE B--DISCONTINUED OPERATIONS--CONTINUED

Pretax results of discontinued operations by business segment are as follows:

                                                          2004           2003
                                                       ---------      ---------
Segment:

Rental Property division:

  Loss from operations                                 $ (66,469)     $(110,838)
  Gain of sale of property & equipment                   367,633             --
                                                       ---------      ---------
                                                         301,164       (110,838)

Accounting USA division:

  Loss from operations                                   (93,226)      (160,950)
  Impairment of Goodwill (Note G)                             --       (138,987)
                                                       ---------      ---------
                                                         (93,226)      (299,937)

Combined:

  Loss from operations                                  (159,695)      (271,788)
  Gain of sale of property & equipment                   367,633             --
                                                       ---------      ---------
  Impairment of Goodwill (Note G)                             --       (138,987)
                                                       ---------      ---------
                                                       $ 207,938      $(410,775)
                                                       =========      =========


NOTE C--NOTES RECEIVABLE

On August 8, 2003, the Company sold the remaining collateral securing its Note Receivable for $8,000. The collateral was sold "as-is", without recourse, and with indemnification by the purchaser in regard to any and all claims arising including manufacturing defects. As of July 31, 2003, the Company had provided for an allowance for doubtful accounts totaling $72,062 against the gross asset balance of $80,062. No further expense was recorded at the time of the sale. As of August 8, 2003, this transaction was closed.

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan was unsecured, bore an annual interest rate of 5.0%, and was payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal, plus accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

NOTE D--OTHER RECEIVABLE

Other receivable consists of the following:

                                                              2004        2003
                                                            -------     -------

          Payroll transaction receivable                    $    --     $56,298

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

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE E--PREPAID EXPENSES

Prepaid expenses consist of the following:

                                                            2004         2003
                                                          --------     --------

       Prepaid maintenance, support and training          $     --     $  4,453
       Prepaid rent                                             --        1,781
       Prepaid insurance                                        --          349
       Refundable deposits                                      --          578
       Other                                                    --          315
                                                          --------     --------
            Total                                         $     --     $  7,476
                                                          ========     ========


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            2004         2003
                                                          --------     --------

      Leasehold improvements                              $     --     $ 24,272
      Office and computer equipment                             --      467,839
                                                          --------     --------
                                                                --      492,111
       Less accumulated depreciation and amortization           --      411,910
                                                          --------     --------
                                                                --       80,201
       Equipment held under capital lease,
            net of accumulated amortization                     --        8,637
                                                          --------     --------

       Net property and equipment                         $     --     $ 88,838
                                                          ========     ========

Depreciation expense for the years ended July 31, 2004 and 2003 was $20,885 and $90,818, respectively.

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

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE G--GOODWILL--CONTINUED

The Company completed the first step analysis under the requirements of the standard and determined that goodwill was impaired. The fair value of the Company's reporting units was determined using a discounted cash flow technique. The Company defined its reporting units at the segment level. As a result of this analysis, it was determined that an impairment loss of $138,987 was to be recorded. As the Company's analysis was not completed within six months of the adoption date, the resulting loss was recorded in the Statement of Operations for the year ended July 31, 2003 as a component of loss from discontinued operations. See Note B for further discussion.

NOTE H--LINE OF CREDIT AND LONG-TERM DEBT OBLIGATIONS

On June 17, 2003, the Company entered into a line of credit agreement with a commercial bank. The balance as of July 31, 2003 was $47,500. The line of credit carried variable interest at the Prime Rate plus one (effective rate of 5% at July 31, 2003). The line, which was not to exceed $100,000, was due June 17, 2004, and was secured by a second mortgage on the real property of the Company. The total outstanding balance under the line of credit was paid in full on August 22, 2003 and the line of credit was closed.

The Company had a short-term note payable of $52,819 as of July 31, 2003 with a commercial bank that re-financed an existing term note with the same bank. The note was opened on June 12, 2003 and was due December 12, 2003. The note carried variable interest at the Prime Rate plus two (effective rate of 6% at July 31, 2003. Interest on the note was payable monthly and was secured by all assets of the Company. The short-term note payable was paid in full on November 21, 2003 from the proceeds of a new one-year Revolving Note and Security Agreement.

On October 30, 2003, the Company entered into a one-year Revolving Note and Security Agreement with a commercial bank in the amount of $53,000 to re-finance an existing bank loan. Any advances under the line of credit were secured by funds in a money market account in that bank. On January 30, 2004, this Revolving Note was paid-in-full and the line was closed.

Long-term debt consists of the following:

                                                                                   2004               2003
                                                                              ---------------    --------------
Term note payable, interest at 8.73%, monthly payments of $4,451, including principal and interest, collateralized by a first mortgage on the real property of the Company and assignment of leases and rents, due February 2006,
with a final balloon payment of $443,769                                      $         -        $   475,096

Less current maturities                                                                 -             11,702
                                                                              ---------------    --------------
          Total                                                               $         -        $   463,394
                                                                              ===============    ==============

The total outstanding balance on the term note payable was paid in full on August 22, 2003. See further discussion in Note B.

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE I--CAPITAL LEASES

The following is an analysis of the equipment under capital lease:

                                                       2004             2003
                                                  ------------     ------------

Office and computer equipment                     $         --     $     18,845
Less accumulated amortization                               --          (10,208)
                                                  ------------     ------------
          Total                                   $         --     $      8,637
                                                  ============     ============


NOTE J--ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                      2004             2003
                                                 ------------     ------------

     Accrued payroll and payroll taxes           $         --     $     13,262
     Accrued property taxes                                --            6,175
     Accrued professional fees                         35,000           49,902
     Accrued contractor fees                               --           12,600
     Other                                                 --            2,871
                                                 ------------     ------------
          Total                                  $     35,000     $     84,810
                                                 ============     ============


NOTE K--INCOME TAXES

The components of the income tax expense are as follows:

                                                                2004       2003
                                                               ------     ------

Federal income taxes                                           $   --     $   --
State and local income taxes                                    7,000         --
Deferred taxes                                                     --         --
Tax benefit of net operating loss carryforward                     --         --
                                                               ------     ------


     Total                                                     $7,000     $   --
                                                               ======     ======


At July 31, 2004, the Company had net operating loss carryforwards of approximately $1.3 million expiring through 2023 available to offset future federal and state taxable income. However, local tax statutes do not allow for the use of net operating loss carryforwards resulting in an income tax liability in periods with taxable income. Accordingly, the Company has incurred and paid $7,000 in estimated local income taxes as of July 31, 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Management has concluded that it is more likely than not that the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. Significant components of the Company's net deferred tax assets are as follows:

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE K--INCOME TAXES--CONTINUED

                                                          2004           2003
                                                       ---------      ---------
Deferred tax assets:
     Net operating loss carryforwards                  $ 509,766      $ 648,741
     Loss on investment                                       --         95,000
     Goodwill                                                 --         60,172
     Other                                                    --         29,102
                                                       ---------      ---------
                                                         509,766        833,015
Valuation allowance                                     (509,766)      (625,114)
Deferred tax liability - excess tax depreciation              --       (207,901)
                                                       ---------      ---------
Net deferred tax asset (liability)                     $      --      $      --
                                                       =========      =========

The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate to income before income taxes:

                                                         2004            2003
                                                      ---------       ---------

Federal tax at the statutory rate                     $  46,073       $(188,327)
State and local income taxes, net of federal
   Tax benefit                                               --           7,000
Nondeductible expenses                                       --           2,469
Change in valuation allowance                          (115,348)        166,345
Effect of distribution of AUSA, Inc.                     69,275              --
Effect of graduated tax rates                                --          19,513
                                                      ---------       ---------

 Provision for income taxes                           $   7,000       $      --
                                                      =========       =========


NOTE L--LEASE COMMITMENTS

The Company had entered into several operating lease agreements, primarily for office space and office equipment. Total rental expense amounted to $36,149 and $56,760 in 2004 and 2003, respectively. On January 30, 2003, these contracts were assigned to and assumed by AUSA, Inc.

NOTE M--LEASE OF PROPERTY AND EQUIPMENT

The Company was the lessor of commercial rental office buildings under operating leases. At July 31, 2003, these assets were offered for sale and, consequently, recorded on the balance sheet as assets held for sale. The following is a summary of the Company's investment in property and equipment under operating leases as of July 31:

                                                           2004           2003
                                                         --------       --------

Land                                                     $     --       $ 88,916
Buildings and improvements                                     --        801,051
                                                         --------       --------
                                                               --        889,967
Less accumulated depreciation                                  --         75,513
                                                         --------       --------
     Total                                               $     --       $814,454
                                                         ========       ========

Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE M--LEASE OF PROPERTY AND EQUIPMENT--CONTINUED

Under the operating method of accounting for leases, the cost of the property and equipment was recorded as an asset and depreciated over its estimated useful life and the rental income was recognized as the lease rental payments were earned.

In May 2003, one of the Company's lessees sublet a portion of their office space to the Company's Accounting USA division. The rental expense related to the sublease was $1,294 in 2003 and has been included in the Company's 2003 operating expenses.

The land and building related to these leases was sold August 22, 2003. See Note B for further discussion.

NOTE N--LITIGATION SETTLEMENT

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200 shares surrendered to the Company were valued at $72,000, or $360 per share, which was equal to the price used to sell and repurchase shares in the 2003 reverse stock split transaction. These shares have been retired. A non-operating gain of $72,000 was recorded in the first fiscal quarter to account for this transaction.

NOTE O--PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2004 and 2003. The plan had a zero balance as of July 31, 2004 and 2003.

NOTE P--REVERSE STOCK SPLIT

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

The following is a summary of the completed transaction:

             Old            1-for-3      Fractional    Shares        New
             Shares         Split        "Scrip"       Purchased     Shares
             ------         -----        -------       ---------     ------

              8,792         2,931         (156)            1          2,776

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE Q--RELATED PARTY TRANSACTIONS

On October 2000, the Company sold one of its commercial office rental properties to Winebrenner Capital Partners, LLC. As part of the consideration for the transaction, the Company received $250,000 of stock in Winebrenner Capital Partners, LLC, which was being offered under an intrastate offering at $5 per share. The 50,000 shares received represented 1% of the limited liability company. In addition to the 50,000 shares received, the Company received a warrant to purchase an additional 50,000 shares over a 10 year period at $5 per share. This investment was determined to be other than temporarily impaired and written off in the fiscal year ended July 31, 2001. In July, 2004, 50,000 shares of Winebrenner Capital Partners, LLC were sold to Winebrenner Holding Corp. for a $25,000 short term promissory note resulting in a gain of $25,000. The promissory note was then assigned to AUSA, Inc. in consideration of management and other services received during the year.

On April 28, 2004, the Company made a loan of $30,000 to AUSA, Inc. for general corporate purposes. The loan was unsecured, bore an annual interest rate of 5.0%, and was payable on demand. On July 7, 2004, Lincoln released AUSA, Inc. from its obligation to repay this debt resulting in a write-off of $30,000 in principal, plus accrued interest. The Company has no commitments to make additional loans or advances to AUSA, Inc. in the future.

NOTE R--SEGMENT INFORMATION

The Company had two reportable segments: the Rental Property division (rental) and the Accounting USA division (bookkeeping) which have been discontinued in 2004 (See Note B). These segments were strategic business units managed separately as each business required different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note A)

The Company accounts for inter-segment revenues as if the transactions were to third parties. No single external customer accounted for ten percent or more of total revenues.

                                                            2004
                                            ------------------------------------
                                             Rental     Bookkeeping       Total
                                            --------      --------      --------

Revenues from external customers            $  9,143      $328,363      $337,506
Inter-segment revenue                          1,900         3,768         5,668
Interest income                                4,757           156         4,913
Interest expense                               3,650         1,824         5,474
Depreciation and amortization                  1,979        18,906        20,885
Segment assets                                    --            --            --
Expenditures for segment assets                   --            --            --


                                                         2003
                                        ----------------------------------------

                                         Rental       Bookkeeping       Total
                                        ----------     ----------     ----------
Revenues from external customers        $  166,161     $  825,741     $  991,902
Inter-segment revenue                        5,670         12,098         17,768
Interest income                              2,642            184          2,826
Interest expense                            42,928          7,943         50,871
Depreciation                                14,257         76,561         90,818
Impairment of goodwill                          --        138,987        138,987
Segment assets                             979,187        187,712      1,166,899
Expenditures for segment assets                 --         20,142         20,142


Continued

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE R--SEGMENT INFORMATION--CONTINUED

The following is a reconciliation of reportable segment revenues, cost and expenses, profit or loss and assets as of and for the year ended July 31:

                                                              2004             2003
                                                          -----------      -----------
Revenues

Total revenue from reportable segments                    $   343,174      $ 1,009,670
Elimination of Inter-segment revenues                          (5,668)         (17,768)
                                                          -----------      -----------
     Total revenues                                       $   337,506      $   991,902
                                                          ===========      ===========

Costs and Expenses

Total costs and expenses from reportable segments         $   227,320      $ 1,482,929
Elimination of Inter-segment costs and expenses                (5,668)         (17,768)
                                                          -----------      -----------
     Total costs and expenses                             $   221,652      $ 1,465,161
                                                          ===========      ===========

Profit or Loss

Total operating income (loss) for reportable segments     $   115,854      $  (473,259)
Interest income                                                 4,913            2,826
Non-operating income (expense)                                 48,217          (32,599)
Interest expense                                               (5,474)         (50,871)
                                                          -----------      -----------
     Income (loss) before income taxes                    $   163,510      $  (553,903)
                                                          ===========      ===========

Assets

Total assets for reportable segments                      $        --      $ 1,166,899
Elimination of Inter-segment receivables                           --         (146,910)
                                                          -----------      -----------
     Total assets                                         $        --      $ 1,019,989
                                                          ===========      ===========


NOTE S--QUARTERLY INFORMATION (UNAUDITED)

The following is an analysis of certain items in the income statements by quarter for the years ended July 31:

                             -------------------------------------------------------------------------------------------------------
                                                      2004                                               2003
                             -------------------------------------------------------------------------------------------------------
                                 First        Second       Third        Fourth        First       Second       Third        Fourth
                             -------------------------------------------------------------------------------------------------------
-----------------------------
Loss from operations           $ (22,309)   $ (17,991)   $ (51,902)   $ (58,201)   $ (22,887)    $ (4,152)   $ (25,352)   $ (63,242)
Net income (loss) from
   continuing operations          46,836      (16,454)     (44,341)     (58,470)     (31,683)     (13,738)     (34,952)     (62,754)
Net income (loss) from
   discontinued operations       260,347      (52,567)        (256)      (6,586)     (79,102)        (305)    (145,840)    (185,528)
Net income (loss)                307,183      (69,021)     (44,597)     (65,056)    (110,786)     (14,043)    (180,791)    (248,283)

Income (loss) per share:
   Net income (loss) from
      continuing operations        17.06        (6.31)      (16.99)      (21.15)      (10.81)       (4.72)      (12.18)      (22.60)
   Net income (loss) from
      discontinued operations      94.84       (20.15)       (0.10)        1.41       (26.99)       (0.10)      (50.83)      (66.46)
   Net income (loss)            $ 111.90     $ (26.46)    $ (17.09)    $ (19.74)    $ (37.80)     $ (4.82)    $ (63.02)    $ (89.05)
------------------------------------------------------------------------------------------------------------------------------------

LINCOLN INTERNATIONAL CORPORATION

July 31, 2004 and 2003

NOTE T--SUBSEQUENT EVENTS

On August 6, 2004, certain shareholders representing 83.3% of the Company's issued and outstanding shares sold their stock to a third party. The new controlling shareholder has acquired the Common Stock of the Company as an investment. In connection with the acquisition of the Common Stock all directors and officers of the Company resigned and two designees selected by the new principal owner were elected to the Board of Directors. The new Board of Directors then elected two new officers who serve, respectively, as (a) President and Secretary and (b) Treasurer and Assistant Secretary. Due to the change in control, utilization of the net operating loss carryforwards will be significantly limited.

On September 27, 2004, the Company's principal shareholder agreed to make a $25,000 loan to the Company for general corporate purposes. The note is payable on demand, accrues interest at 9.0% per annum, and is convertible into 218 shares of common stock. The agreement also includes a warrant to purchase 218 shares of common stock at $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

On October 20, 2004, a Schedule 14C Information Statement was filed by the Company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action has been taken to authorize the merger of the Company, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 28, 2003 the Company received notice that its long time accounting firm and auditor, Potter & Company was resigning effective immediately. On October 31, 2003, Lincoln engaged Carpenter, Mountjoy, & Bressler located at 2300 Waterfront Plaza, 325 West Main Street, Louisville, KY 40202-4244 as its new independent auditor.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8A.   OTHER INFORMATION

         None.

                                    PART III

ITEM 9:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive
Officers and 5%                                                                Shares Owned as of
Shareholders                      Since                         Age              July 31, 2004             Percent of Class
------------                      -----                         ---              -------------             ----------------
Derek L. Caldwell (1)
  President, Secretary             2004                          39                    0                         0.0%
  and Director

Samir N. Masri (1)
  Treasurer, Assistant
  Secretary and Director           2004                          59                    0                         0.0%

Thurman L. Sisney, (2)
  Former President,
  Treasurer and Director           1994                          57                  607 (3)                   23.26%

Richard J. Frockt (4)
  Former Chairman of the
  Board acting President,
  Secretary and Director           1997                          60                  507 (5)                   19.43%

Janet C. Frockt (4)
    Former Director                1997                          57                  402 (5)                   15.40%

Kenneth S. Berryman (4)
    Former acting Treasurer
    and President of
    Accounting USA division        2003                          42                    0                         0.0%
                                                                                   -----                       -----
Officers and Directors
   as a Group                                                                      1,516                       57.97%
                                                                                   =====                       =====

(1) Messrs. Caldwell and Masri were appointed to the Board of Directors and their current positions on August 6, 20 following a change in control of the Company. Mr. Caldwell is employed by Sunrise Financial Group which is
      an    affiliate of Nathan A. Low.

(2) Mr. Sisney resigned his officer and director positions on June 29, 2004 and was replaced by Mr. Frockt as acting President and Mr. Berryman as acting Treasurer. 04

(3) Mr. Sisney claims beneficial interest in 968 shares of the Company which includes 361 shares held by his wife, Sherleen S. Sisney.

(4) These officers and directors sold all of their shares and resigned their positions on August 6, 2004.

(5) Richard Frockt, a former Director and shareholder of the Company, is the beneficiary of a tax-deferred annuity which, in turn, owns of all the outstanding capital stock of Salina Investment LTD, the former record holder of 402 shares. Mr. Frockt also owned 105 shares directly. In addition, Janet Frockt, the wife of Richard Frockt and a former Director of the Company, is the beneficiary of a tax-deferred annuity which, in turn, owned of all the capital stock of Pyramid Securities LTD, the former record holder of 402 shares. Mr. Frockt disclaims any beneficial ownership interest in the shares to which Mrs. Frockt was the beneficiary. Mrs. Frockt disclaims any beneficial ownership interest in the shares to which Mr. Frock was the beneficiary. Further, the Ryan Jeffrey Frockt Trust, Sheldon Gilman, Trustee, was the owner of 200 shares of Lincoln common stock. Ryan Jeffrey Frockt is the legally emancipated son of Richard Jay Frockt and Janet C. Frockt, both of whom disclaim any beneficial ownership in the shares to which Ryan Jeffrey Frockt was beneficiary.

BUSINESS HISTORY OF OFFICERS AND DIRECTORS

Derek L. Caldwell--Mr. Caldwell has been President, Secretary, and a Director of the Company since August 6, 2004. He is also Executive Vice President of Sunrise Financial Group where he has helped more than one hundred public and private emerging growth companies find institutional funding and sponsorship. Prior to joining Sunrise Financial Group in 1993, Mr Caldwell held several positions in technology sales and marketing including Ziff-Davis and Canon. He received his BA in Economics from Wake Forest University in 1989.

Samir N. Masri--Mr. Masri has been Treasurer, Assistant Secretary, and a Director of the Company since August 6, 2004. He has a masters degree in Politics Philosophy and Economics from St Catherine's College, Oxford. He is a fellow of the Institute of Chartered Accountants in England and Wales, and a CPA licensed in New York where he is also in private practice. He is an active Board Member of two not-for-profit organizations in New York.

Thurman L. Sisney--Mr. Sisney was President and Director of the Company from October 1994 until his resignation on June 29, 2004. Mr. Sisney was also acting Treasurer for the past two years until his resignation. He has a masters degree in Business Administration and a law degree from the University of Louisville and has been in private practice since 1980. Mr. Sisney has served as general counsel to the Finance and Administration Cabinet as well as counsel and legislative liaison to the governor of Kentucky. He has also served as general counsel and Deputy Commissioner of the Department of Agriculture. Mr. Sisney is and has been active in numerous civic and charitable organizations.

Richard J. Frockt--Mr. Frockt was Chairman of the Board and Secretary of the Company for the past five years until his resignation on August 6, 2004. Mr. Frockt also served as President of the Company from June 29, 2004 until his resignation on August 6, 2004. Mr. Frockt has a B.S. in History from Western Kentucky University and a juris doctorate from the University of Louisville Law School. He was a capital partner with the law firm Barnett and Alagia in Louisville until 1986, when he became the Chief Operating Officer of TMC Communications, a regional long distance telephone company in Santa Barbara, California. Mr. Frockt founded WCT Communications, Inc. in 1989. He served as Chairman of the Board and Chief Executive Officer of that company until 1995.

Janet C. Frockt--Ms. Clark Frockt was a Director of the Company for the past five years until her resignation of August 6, 2004. Ms. Frockt has a B.A. in Dramatic Arts from the University of California at Santa Barbara. She has performed with the Wand'ring Minstrels Theatrical Group and Theatre A La Carte in Louisville, Kentucky. Ms. Frockt is also the author, Assistant Director and Producer of the film "Dominant Positions", an original screenplay filmed for PBS. Ms. Frockt and Mr. Frockt are husband and wife.

Kenneth S. Berryman--Mr. Berryman was President of the Accounting USA division from January 2003 through its distribution to shareholders in January 2004. Mr. Berryman also served as acting Treasurer of the Company from August 2003 through August 6, 2004. Mr. Berryman currently serves as President and Assistant Secretary of AUSA, Inc., the successor to the Company's Accounting USA division, and as a consultant to Lincoln. Prior to joining the Company, Mr. Berryman held various executive management and consulting positions with several technology-based growth companies. Mr. Berryman graduated from Syracuse University in 1984 with a degree in Business Management.

The Board of Directors of the Company does not have an audit committee and the only director that qualifies as a financial expert is Samir Masri. The Board of Directors, when appropriate, fulfills the same functions as would an audit committee.

CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to any of its directors, officer or employees. Based on the liquidation of the Company's operations and the impending sale of a controlling interest in the Company which was completed on August 6, 2004, the Company determined that it was an unnecessary use of its corporate time and resources to develop and adopt a Code of Ethics at this time.

ITEM 10:  EXECUTIVE COMPENSATION

The directors received no compensation for meetings. The Company has no outstanding equity based compensation plans, including stock option plans. No stock, options or other equity of the Company has been issued to any director or officer of the Company during the last two fiscal years and no option or other right to acquire securities of the Company are currently outstanding.

                                           SUMMARY COMPENSATION TABLE
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
NAME AND PRINCIPAL          YEAR                   SALARY                  BONUS                  OTHER COMPENSATION
POSITION
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Thurman L. Sisney           2004                   $12,954                 $0                     $  9,492
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
  President, Treasurer      2003                   $21,231                 $0                     $13,580
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                            2002                   $23,736                 $0                     $12,222
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Richard J. Frockt           2004                   $0                      $0                     $0
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
  Acting President,         2003                   $0                      $0                     $0
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
  Secretary                 2002                   $0                      $0                     $0
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Kenneth S. Berryman         2004                   $44,538                 $0                     $4,509
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
  Acting Treasurer,         2003                   $33,200                 $0                     $3,146
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
  President-AUSA div.       2002                   $0                      $0                     $0
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See ITEM 9 for information about the stock ownership of certain beneficial owners and management. On August 6, 2004, directors Richard J. Frockt and Janet Frockt and shareholders Salinas Investments Ltd., Pyramid Securities Ltd., Thurman L. Sisney, Russell Roth, Sandee Schuwolf, Sherleen Sisney, William T. Tyrrell and Sheldon Gilman (Trustee for the Ryan Jeffrey Frockt Trust) entered into a Stock Purchase Agreement with Nathan A. Low to sell 2,175 shares of Common Stock in the Company. Shares sold by selling shareholders are as follows:

      1.    Salinas Investments, LTD., 402 shares

      2.    Pyramid Securities LTD, 402 shares

      3.    The Ryan Jeffrey Frockt Trust, Sheldon Gilman Trustee, 200 shares

      4.    Richard Frockt, 105 shares

      5.    Russell Roth, 55 shares

      6.    Sandee Schulwolf, 8 shares

      7.    Lee Sisney, 607 shares

      8.    Sherleen Sisney, 361 shares

      9.    William T. Tyrrell, 35 shares

This represents a total of 2,175 shares of the Company's 2,610 common shares currently issued and outstanding or a total of 83.3%.

------------------------- ---------------------- -----------------------
Name  and   Address   of  Amount of Beneficial   Percent of Class
Beneficial Owner          Ownership
------------------------- ---------------------- -----------------------
Thurman L. Sisney         607 shares             23.25%
------------------------- ---------------------- -----------------------

------------------------- ---------------------- -----------------------
Richard J. Frockt         507 shares             19.43%
------------------------- ---------------------- -----------------------

------------------------- ---------------------- -----------------------
Janet C. Frockt           402 shares             15.40%
------------------------- ---------------------- -----------------------

------------------------- ---------------------- -----------------------
Sherleen S. Sisney        361 shares             13.83%
------------------------- ---------------------- -----------------------

All securities are the Company's no par common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:


EXHIBIT
 NUMBER       DESSCRIPTION OF DOCUMENT
 ------       ------------------------

      3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      3.2 Amended and Restated Bylaws. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      4.1 Specimen Common Stock Certificate. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      10.1 Contract for the Sale of Real Property at 2211 Greene Way, Louisville, KY. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      10.2 Asset Contribution And Stock Purchase Agreement Between Lincoln and Accounting USA. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      16.1 Letter re: Change in Certifying Accountant. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

      23.1  Consent of Carpenter, Mountjoy & Bressler, Independent Auditors.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

            (b) Reports on Form 8-K (Reports on Form 8-K incorporated by reference)

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

      (5) Form 8-K filed June 29, 2004 reporting the immediate resignation of Mr. Thurman L. Sisney as President, Treasurer, Chief Executive Officer, and Director of Lincoln.

      (6) Form 8-K filed July 1, 2004 reporting the mutual termination of a Stock Purchase Agreement with Geneva Equities, Ltd.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $22,235 and $41,248 (1), respectively.

AUDIT RELATED FEES

The aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A for those fiscal years are $0 and $0, respectively.

TAX FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for those fiscal years are $133 and $5,000, respectively.

ALL OTHER FEES

The aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above in this Item 14 are $0 and $4,468, respectively.

The Board of Directors of the Company does not have a separate audit committee. The Board of Directors does not have any policy regarding the pre-approval of audit or non-audit related services by its accountants. (1) The fees are split between current and former principal accountants $33,051 and $8,197, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President, Chief Executive Officer, and Secretary, Derek L. Caldwell, and by its Treasurer, Chief Financial Officer, and Assistant Secretary, Samir N. Masri, as thereunto duly authorized in the City of Louisville, Commonwealth of Kentucky, on the 29th day of October, 2004.

                        LINCOLN INTERNATIONAL CORPORATION

                 /s/ DEREK CALDWELL
                 ----------------------------------------------------
                 By: Derek L. Caldwell, President and Chief Executive Officer


Date: October 29, 2004


                 /s/ SAMIR N. MASRI
                 ----------------------------------------------------
                 By: Samir N. Masri, Treasurer and Chief Financial Officer


Date: October 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


SIGNATURE                           TITLE

(1)   Principal Executive Officers

/s/ DEREK CALDWELL
--------------------------------------
By: Derek L. Caldwell, President and Chief Executive Officer


/s/ SAMIR N. MASRI
--------------------------------------
By: Samir N. Masri, Treasurer and Chief Financial Officer


(2)   Directors

/s/ DEREK L. CALDWELL
--------------------------------------
Derek L. Caldwell, Director


/s/ SAMIR N. MASRI
--------------------------------------
Samir N. Masri, Director