Form 10QSB
period 2004-10-31
LINCOLN INTERNATIONAL CORP
filed 2004-12-15
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended October 31, 2004 Commission file No. 0-05767

                       LINCOLN INTERNATIONAL CORPORATION
                       ---------------------------------
             (Exact Name of Registrant as specified in its charter)

           Delaware                                      61-0575092
------------------------------                     ----------------------
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                              10022
----------------------------------------                 ----------
(Address or principal executive offices)                 (Zip Code)

       (Registrants Telephone Number, Including Area Code) (212) 421-1616

Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,610 shares of the (no-par) voting common stock.

                        LINCOLN INTERNATIONAL CORPORATION
                                      INDEX

                                                                       PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of October 31, 2004
              and July 31, 2004

          Statements of Operations for the three months ended October 31, 2004 and October 31, 2003

          Statements of Cash Flows for the three months ended October 31, 2004 and October 31, 2003

          Notes to the Financial Statements

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Item 3.  Controls and Procedures

Part II: Other Information

     Item 4.  Submission of Matters of a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                     (Unaudited)
                                                       10/31/04       7/31/04
                                                     -----------    -----------

                                     ASSETS
Current assets:
  Cash                                               $     7,354    $        --
  Income tax refund receivable                               527             --
                                                     -----------    -----------
            Total current assets                           7,881             --
                                                     -----------    -----------
Total assets                                         $     7,881    $        --
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                   $    15,180    $    35,000
  Note payable                                            45,000             --
                                                     -----------    -----------
            Total current liabilities                     60,180         35,000

Stockholders' equity:
  Common stock, no par value, 3,000,000 shares
    authorized, 2,610 issued and outstanding
    (2,610 on 7/31/04)                                 1,918,622      1,918,622
  Accumulated deficit                                 (1,970,921)
                                                                     (1,953,622)
                                                     -----------    -----------

            Total stockholders' equity                   (52,299)       (35,000)
                                                     -----------    -----------
            Total liabilities and
               stockholders' equity                  $     7,881    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                         10/31/04      10/31/03
                                                        ---------     ---------

Revenues                                                $      --     $      --
                                                        ---------     ---------

Costs and expenses:
  Cost of revenues                                             --            --
  Selling, general and administrative expenses             17,706        22,309
                                                        ---------     ---------
            Total costs and expenses                       17,706        22,309
                                                        ---------     ---------
            Loss from operations                          (17,706)      (22,309)
                                                        ---------     ---------

Other income (expense):
  Interest expense, net                                      (120)       (2,855)
  Gain on surrender of common stock                            --        72,000
  Miscellaneous income                                        527            --
                                                        ---------     ---------
            Total other income, net                           407        69,145
                                                        ---------     ---------
            Net income (loss) from
              continuing operations                       (17,299)       46,836

Discontinued operations (Note C):
  Loss from operations                                         --      (101,286)
  Gain on sale of property and equipment                       --       367,633
                                                        ---------     ---------
                                                               --       266,347

Income tax expense                                             --         6,000
                                                        ---------     ---------

Net income from discontinued operations                        --       260,347

            Net income (loss)                           $ (17,299)    $ 307,183
                                                        =========     =========

Per Common Share:

  Net income (loss) from                                $   (6.63)    $   17.06
    continuing operations

  Net income from discontinued                                 --         94.84
    operations
                                                        ---------     ---------
            Net income (loss)                           $   (6.63)    $  111.90
                                                        =========     =========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED:
                                   (Unaudited)

                                                       10/31/04       10/31/03
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $   (17,299)   $   307,183
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization                         --         10,436
        Gain on the disposal of assets                        --       (367,633)
        Gain on the surrender of common stock                 --        (72,000)
        (Increase) decrease in:
          Receivables                                       (527)        61,371
          Prepaid expenses and other assets                   --         (6,675)
        Increase (decrease) in:
          Accounts payable                                    --        (15,896)
          Accrued expenses                               (19,820)       (13,240)
          Accrued income taxes                                --          6,000
          Discontinued operations                             --         28,761
                                                     -----------    -----------
          Net cash used in
               operating activities                      (37,646)       (61,693)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                          --        (11,808)
  Net proceeds from the sale of property                      --      1,182,090
                                                     -----------    -----------
          Net cash provided by
               investing activities                           --      1,170,282
                                                     -----------    -----------

Cash flows from financing activities:
  Repurchase of Common Stock                                  --           (120)
  Net payment on line of credit                               --        (47,500)
  Principal payments on capital lease obligation              --         (1,062)
  Principal payments on long-term debt                        --       (475,096)
  Proceeds from notes payable                             45,000             --
                                                     -----------    -----------
          Net cash provided  by (used)
               in financing activities                    45,000       (523,778)
                                                     -----------    -----------
          Net increase in cash                             7,354        584,811

          Cash at beginning of the year                       --         21,944
                                                     -----------    -----------
          Cash at end of period                      $     7,354    $   606,755
                                                     ===========    ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest             $        --    $     5,952
                                                     ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at October 31, 2004 and July 31, 2004 and the results of operations for the three months ended October 31, 2004 and October 31, 2003. The notes to the financial statements contained in the 2004 Form 10-KSB should be read in conjunction with these financial statements.

NOTE B - CRITICAL ACCOUNTING POLICIES

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring operating losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully described in ITEM 2, management is addressing these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

GOODWILL: Prior to August 1, 2002, goodwill was amortized on a straight-line basis over five years. At July 31, 2002, goodwill, net of accumulated amortization of $78,813, was $138,987. Beginning August 1, 2002, goodwill is no longer amortized, but is evaluated at least annually for impairment, and more frequently under certain conditions.

NOTE C - DISCONTINUED OPERATIONS

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

Pretax results of discontinued operations by business segment are as follows:

                                                         1Q05            1Q04
                                                         ----            ----
Segment:

Rental Property division:
  Loss from operations                                 $      --      $ (52,631)
  Gain of sale of property & equipment                        --        367,633
                                                       ---------      ---------
                                                              --        315,002
Accounting USA division:
  Loss from operations                                        --        (48,655)

Combined:
  Loss from operations                                        --       (101,286)
  Gain of sale of property & equipment                        --        367,633
                                                       ---------      ---------
                                                       $      --      $ 266,347
                                                       =========      =========

NOTE D - LITIGATION SETTLEMENT

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200 shares surrendered to the Company were valued at $72,000 and have been retired. A non-operating gain of $72,000 was recorded in the first fiscal quarter of 2004 to account for this transaction.

NOTE E - SUBSEQUENT EVENTS

On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware. This was effectuated by merging Lincoln International Corporation (a Kentucky corporation) into Lincoln International Corporation (a Delaware Corporation), a subsidiary formed specifically to effect this re-domestication.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lincoln International Corporation was incorporated in 1960 in the Commonwealth of Kentucky. During the first fiscal quarter of 2005 ended October 31, 2004, the Company had no commercial operations. In the comparable period a year ago, the Company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter of 2004 ended October 31, 2003, the Company sold its last rental property and discontinued operations of the Rental Property division. In the second fiscal quarter of 2004 ended January 31, 2004, the Company distributed to its stockholders its operating company, AUSA, Inc., containing the Accounting USA division. From that point forward, the Company has not had any commercial operations. On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware by merging it with a Delaware corporation formed specifically to facilitate this re-domestication.

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

Developments During the First fiscal Quarter of 2005

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

On September 27, 2004, the Company's principal shareholder made a $25,000 loan to the Company for general corporate purposes. The note is payable on demand, accrues interest at an annual rate of 9.0%, and is convertible into 218 shares of common stock. The agreement also includes a warrant to purchase 218 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

On October 20, 2004, a Schedule 14C Information Statement was filed by the Company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action has been taken to authorize the merger of the Company, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware. This transaction was subsequently completed on November 3, 2004.

On October 28, 2004, the Company's principal shareholder advanced an additional $15,000 to the Company under the same terms and conditions as the September 27, 2004 promissory note described above. The additional advance is convertible into 131 shares of common stock and also includes a warrant to purchase 131 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003

The Company had no commercial operations in the first fiscal quarter of 2005 as all previous business operations were sold or discontinued in the prior year. In the first fiscal quarter of 2004, the Company was in the process of liquidating its Rental Property division and preparing to spin-off its Accounting USA division to shareholders through a dividend distribution. Following the completion of these transactions, financial results of these divisions have been reclassified as discontinued operations.

The Company incurred $17,706 in operating expenses in the first fiscal quarter of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $120 of interest expense accrued on a note payable to the Company's principal shareholder and $527 of income related to an income tax refund due. The net loss for the quarter totaled $17,299.

In the first fiscal quarter of 2004, corporate administrative expenses totaled $22,309. Other income and expenses consisted of $2,855 in net interest expense and a gain of $72,000 from the surrender of common stock under a litigation settlement agreement. Net income from continuing operations totaled $46,836. The Company earned $266,347 from discontinued operations including losses of $101,286 from the Rental Property and Accounting USA divisions and a $367,633 pretax gain on the sale of rental property. After income tax of $6,000, the Company earned net income of $307,183 for the quarter.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. On September 27, 2004, the Company's principal shareholder loaned the Company $25,000 for general corporate purposes. On October 28, 2004, the principal shareholder increased the loan amount to $45,000. The Company will require additional capital if it is to meet its current and future obligations.

ACQUISITION OR DISPOSITION OF ASSETS

None.

                         ITEM 3: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Company's last Annual Report on Form 10-KSB. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There has not been any change in the Company's internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information

           ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

The Company recently mailed an information statement on Schedule 14C to our stockholders. This information statement provided information to our stockholders regarding the decision by the Company's Board of Directors and majority stockholder to re-domesticate the Company from Kentucky to Delaware.

This information statement was sent to all stockholders of record as of September 30, 2004. No proxies were solicited from our stockholders as the Company's majority stockholder had already approved this re-domestication through an action by written consent. Subsequently, the Company completed its re-domestication after the end of the reporting period.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

Exhibit No.          Description
-----------          -----------

22.1 Definitive Information Statement filed with the Securities and Exchange Commission on October 20, 2004
                     (Incorporated by Reference).

(b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LINCOLN INTERNATONAL CORPORATION


                                       /s/ DEREK CALDWELL
                               -------------------------------------------
                               Name:  Derek L. Caldwell
                               Title: President and Chief Executive Officer
                               Date:  December 15, 2004