Form 10QSB
period 2005-01-31
LINCOLN INTERNATIONAL CORP
filed 2005-03-14
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended January 31, 2005 Commission file No. 0-05767

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

YES [ ] NO [X]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the March 14, 2005: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2005                           1
              and July 31, 2004

          Statements of Operations for the three months                   2
              ended January 31, 2005 and January 31, 2004

          Statements of Operations for the six months                     3
              ended January 31, 2005 and January 31, 2004

          Statements of Cash Flows for the six months                     4
              ended January 31, 2005 and January 31, 2004

          Notes to the Financial Statements                             5 - 6

     Item 2.  Management's Discussion and Analysis of                   7 - 9
                   Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                  9 - 10

Part II: Other Information

     Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds 10

     Item 4.  Submission of Matters for a vote of Security Holders       10

     Item 6.  Exhibits and Reports on Form 8-K                           11

     Signatures                                                        11 - 15

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                             (Unaudited)
                                                               1/31/05          7/31/04
                                                             ------------    ------------
                                     ASSETS
Current assets:
  Cash                                                       $      1,074    $         --
  Income tax refund receivable                                        527              --
                                                             ------------    ------------
            Total current assets                                    1,601              --
                                                             ------------    ------------
Total assets                                                 $      1,601    $         --
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                           $      6,447    $     35,000
  Accrued interest                                                  1,281              --
  Notes payable                                                    55,000              --
                                                             ------------    ------------
            Total current liabilities                              62,728          35,000

Stockholders' equity:
  Common stock, par value $0.0001 per share,
    500,000,000 shares authorized, 2,610
    shares issued and outstanding (2,610
    shares on 7/31/04)                                          1,918,622       1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                        --              --
  Accumulated deficit                                          (1,979,749)     (1,953,622)
                                                             ------------    ------------

            Total stockholders' equity                            (61,127)        (35,000)
                                                             ------------    ------------
            Total liabilities and
               stockholders' equity                          $      1,601    $         --
                                                             ============    ============

    The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)


                                                    1/31/05         1/31/04
                                                    -------         -------

Revenues                                         $         --    $         --
                                                 ------------    ------------

Costs and expenses:
  Cost of revenues                                         --              --
  Selling, general and administrative expenses          7,666          17,991
                                                 ------------    ------------
            Total costs and expenses                    7,666          17,991
                                                 ------------    ------------
            Loss from operations                       (7,666)        (17,991)
                                                 ------------    ------------

Other income (expense):
  Interest income (expense), net                       (1,161)          1,537
                                                 ------------    ------------
            Net loss from continuing
              operations                               (8,827)        (16,454)

Discontinued operations (Note C):
  Loss from operations                                     --         (49,567)

  Income tax expense                                       --           3,000
                                                 ------------    ------------

Net loss from discontinued operations                      --         (52,567)

            Net loss                             $     (8,827)   $    (69,021)
                                                 ============    ============

Per Common Share:

  Net loss from continuing                       $      (3.38)   $      (6.31)
    operations

  Net loss from discontinued                               --          (20.15)
    operations
                                                 ------------    ------------
            Net loss                             $      (3.38)   $     (26.46)
                                                 ============    ============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED:
                                   (UNAUDITED)


                                                   1/31/05            1/31/04
                                                   -------            -------

Revenues                                         $         --    $         --
                                                 ------------    ------------

Costs and expenses:
  Cost of revenues                                         --              --
  Selling, general and administrative expenses         25,373          40,300
                                                 ------------    ------------
            Total costs and expenses                   25,373          40,300
                                                 ------------    ------------
            Loss from operations                      (25,373)        (40,300)
                                                 ------------    ------------

Other income (expense):
  Interest expense, net                                (1,281)         (1,318)
  Gain on surrender of common stock                        --          72,000
  Miscellaneous income                                    527              --
                                                 ------------    ------------
            Total other income (expense)                 (754)         70,682

            Net income (loss) from
              continuing operations                   (26,127)         30,382

Discontinued operations (Note C):
  Loss from operations                                     --        (150,853)
  Gain on sale of property & equipment, net                --         367,633
                                                 ------------    ------------
                                                           --         216,780

  Income tax expense                                       --           9,000
                                                 ------------    ------------

Net income from discontinued operations                    --         207,780

            Net income (loss)                    $    (26,127)   $    238,162
                                                 ============    ============

Per Common Share:

  Net income (loss) from                         $     (10.01)   $      11.35
    continuing operations

  Net income from discontinued                             --           77.62
    operations
                                                 ------------    ------------
            Net income (loss)                    $     (10.01)   $      88.97
                                                 ============    ============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED:
                                   (Unaudited)

                                                                1/31/05        1/31/04
                                                                -------        -------

Cash flows from operating activities:
  Net income (loss)                                          $    (26,127)   $    238,162
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                                 --        (367,633)
        Gain on the surrender of common stock                          --         (72,000)
        (Increase) decrease in:
          Receivables                                                (527)         75,248
          Prepaid expenses and other assets                            --           5,839
        Increase (decrease) in:
          Accounts payable                                             --         (11,791)
          Accrued expenses                                        (27,272)        (65,571)
          Accrued income taxes                                         --           9,000
          Discontinued operations                                      --          12,393
                                                             ------------    ------------
          Net cash used in
               operating activities                               (53,926)       (176,353)
                                                             ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                   --         (11,308)
  Net proceeds from the sale of property                               --       1,182,090
  Disposal of property & equipment                                     --         100,142
                                                             ------------    ------------
          Net cash provided by
               investing activities                                    --       1,270,924
                                                             ------------    ------------

Cash flows from financing activities:
  Issuance of Common Stock, net                                        --          12,465
  Dividend distribution                                                --         (90,380)
  Net payment on line of credit                                        --         (47,500)
  Principal payments on capital lease obligation                       --          (7,337)
  Principal payments on long-term debt                                 --        (475,096)
  Proceeds (payments) on notes payable                             55,000         (52,819)
                                                             ------------    ------------
          Net cash provided  by (used)
               in financing activities                             55,000        (660,667)
                                                             ------------    ------------
          Net increase in cash                                      1,074         433,904

          Cash at beginning of the year                                --          21,944
                                                             ------------    ------------
          Cash at end of period                              $      1,074    $    455,848
                                                             ============    ============
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                     $         --    $      3,184
                                                             ============    ============

The accompanying notes are an integral part of the Financial Statements

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at January 31, 2005 and July 31, 2004 and the results of operations for the three and six months ended January 31, 2005 and January 31, 2004. The notes to the financial statements contained in the 2004 Form 10-KSB should be read in conjunction with these financial statements.

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

NOTE E - MERGER & RECAPITALIZATION

On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware. This was effectuated by merging Lincoln International Corporation (a Kentucky corporation) into Lincoln International Corporation (a Delaware Corporation), a subsidiary formed specifically to effect this re-domestication.

Concurrent with this re-domestication, the Company has increased the number of authorized shares from three million (3,000,000) to five hundred fifty million (550,000,000). Of these five hundred fifty million (550,000,000) shares, five hundred million (500,000,000) shares are common stock, par value $0.0001, and fifty million (50,000,000) are "blank check preferred stock" as provided for under Delaware law. Blank check preferred stock is a series of preferred stock that is authorized by a company's Certificate of Incorporation, but this series of preferred stock will have those rights, preferences, and privileges as are subsequently authorized by the Board of Directors at some time in the future. The issuance of this blank check preferred stock will not require any further vote or authorization by shareholders, and it can be issued by the Board of Directors at any time.

NOTE F - SUBSEQUENT EVENT

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000.

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

Developments During the First Six Months of Fiscal 2005

On August 6, 2004, certain shareholders representing 83.3% of the Company's issued and outstanding shares sold their stock to a third party. The new controlling shareholder has acquired the Common Stock of the Company as an investment. In connection with the acquisition of the Common Stock all directors and officers of the Company resigned and two designees selected by the new principal owner were elected to the Board of Directors. The new Board of Directors then elected two new officers, Derek Caldwell and Samir Masri, who serve, respectively, as (a) President and Secretary and (b) Treasurer and Assistant Secretary.

On September 27, 2004, the Company's principal shareholder made a $30,000 loan to the Company for general corporate purposes. The note is payable on demand, accrues interest at an annual rate of 9.0%, and is convertible into 261 shares of common stock. The agreement also includes a warrant to purchase 261 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

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

On January 31, 2005, the Company's principal shareholder advanced an additional $10,000 to the Company under the same terms and conditions as the September 27, 2004 promissory note described above. The additional advance is convertible into 87 shares of common stock and also includes a warrant to purchase 87 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2005 Compared to the Three Months Ended January 31, 2004

The Company had no commercial operations in the second fiscal quarter of 2005 as all previous business operations were sold or discontinued in the prior year. In the second fiscal quarter of 2004, the Company completed the spin-off its Accounting USA division to shareholders through a dividend distribution and reported the results of this division as discontinued operations.

The Company incurred $7,666 in operating expenses in the second fiscal quarter of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expense consisted of $1,161 of interest expense accrued on notes payable to the Company's principal shareholder. The net loss for the quarter totaled $8,827 compared with a loss of $69,021 the prior year.

In the second fiscal quarter of 2004, corporate administrative costs totaled $17,991. The Company earned $1,537 in interest income in the quarter as proceeds from the sale of rental property in the first fiscal quarter were used to pay off corporate debts and increase cash and money market investments.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note C). During the prior year quarter, the Company recognized a net loss from discontinued operations, predominantly from the Accounting USA division, of $52,567.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Six Months Ended January 31, 2005 Compared to the Six Months Ended January 31, 2004

The Company had no commercial operations in the first six months of fiscal 2005 as all previous business operations were sold or discontinued in the prior year. In the second fiscal quarter of 2004, the Company completed the spin-off its Accounting USA division to shareholders through a dividend distribution and reported the results of this division as discontinued operations together with its previously discontinued Rental Property division.

The Company incurred $25,373 in operating expenses in the first six months of fiscal 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $1,281 of interest expense accrued on notes payable to the Company's principal shareholder and $527 of income related to an income tax refund due. The net loss for the six months totaled $26,127 compared with income of $238,162 the prior year.

In the first six months of fiscal 2004, corporate administrative costs totaled $40,300 consisting primarily of professional fees and corporate taxes resulting from the spin-off of the AUSA, Inc. subsidiary and the winding-down of operations. The Company incurred $1,318 in net interest expense during the period. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement (see Note D). Net income from continuing operations was $30,382 after the gain.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note C). During the current period, the Company incurred a loss of $150,853 from discontinued operations including losses of a $96,985 in the Accounting USA division and $53,868 in the Rental Property division. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in income from discontinued operations of $216,780 for the first six months of fiscal 2004. The company has accrued $9,000 for local income taxes that are not subject to net operating loss carryforwards resulting in net income from discontinued operations of $207,780.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. Between September 27, 2004 and January 31, 2005, the Company's principal shareholder has loaned the Company a total of $55,000 for general corporate purposes. The Company will continue to require additional capital if it is to meet its current and future obligations.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 27, 2004, the Company's principal shareholder made a $30,000 loan to the Company for general corporate purposes. The note is payable on demand, accrues interest at an annual rate of 9.0%, and is convertible into 261 shares of common stock. The agreement also includes a warrant to purchase 261 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

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

On January 31, 2005, the Company's principal shareholder advanced an additional $10,000 to the Company under the same terms and conditions as the September 27, 2004 promissory note described above. The additional advance is convertible into 87 shares of common stock and also includes a warrant to purchase 87 shares of common stock at a strike price of $114.94 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

On November 2, 2004, the Company mailed an information statement on Schedule 14C to our stockholders. This information statement provided information to our stockholders regarding the decision by the Company's Board of Directors and majority stockholder to re-domesticate the Company from Kentucky to Delaware.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit No.    Description
-----------    -----------

22.1 Definitive Information Statement filed with the Securities and Exchange Commission on October 20, 2004 (Incorporated by Reference).

(b)            Lincoln International Corporation filed a Form 8K on
               January 5, 2005 detailing the change of control of the Company.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LINCOLN INTERNATONAL CORPORATION


                                        /s/ DEREK L. CALDWELL
                                        ----------------------------------
                                 Name:  Derek L. Caldwell
                                 Title: President and Chief Executive Officer
                                 Date:  March 14, 2005

                                  CERTIFICATION

I, Derek L. Caldwell, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lincoln International Corporation;

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

                                             /s/ DEREK CALDWELL
                                             ---------------------------
                                             Name: Derek L. Caldwell
                                             Title: President
                                             Date: March 14, 2005

                                  CERTIFICATION

I, Samir N. Masri, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lincoln International Corporation;

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

                                 /s/ SAMIR N. MASRI
                                 --------------------------------------------
                                 Name:  Samir N. Masri
                                 Title: Treasurer and Chief Financial Officer
                                 Date:  March 14, 2005

                                CERTIFICATION OF

                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



      Pursuant to 18 U.S.C. Sec.1350, the undersigned, Derek L. Caldwell, who is the President and Chief Executive Officer of Lincoln International Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005, (the "Report") fully complies with the requirements of Sec.13(a) or Sec.15(d) as applicable, of the Securities Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/ DEREK L. CALDWELL
                                  -----------------------------------
                                  Name:  Derek L. Caldwell
                                  Title: President and Chief Executive Officer
                                  Date:  March 14, 2005

                                CERTIFICATION OF
                      TREASURER AND CHIEF FINANCIAL OFFICER


      Pursuant to 18 U.S.C. Sec.1350, the undersigned, Samir N. Masri, who is the Treasurer and Chief Financial Officer of Lincoln International Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005, (the "Report") fully complies with the requirements of Sec.13(a) or Sec.15(d) as applicable, of the Securities Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/ SAMIR N. MASRI
                                  --------------------------------------------
                                  Name:  Samir N. Masri
                                  Title: Treasurer and Chief Financial Officer
                                  Date:  March 14, 2005