Form 10QSB
period 2005-04-30
LINCOLN INTERNATIONAL CORP
filed 2005-07-01
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter ended April 30, 2005 Commission file No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                      20-1748504
------------------------------                     ----------------------
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                                 10022
----------------------------------------                    ----------
(Address or principal executive offices)                    (Zip Code)

       (Registrants Telephone Number, Including Area Code) (212) 421-1616

Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
YES |_| NO |X|

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the July 1, 2005: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of April 30, 2005                                 1
              and July 31, 2004

          Statements of Operations for the three months                       2
              ended April 30, 2005 and April 30, 2004

          Statements of Operations for the nine months                        3
              ended April 30, 2005 and April 30, 2004

          Statements of Cash Flows for the nine months                        4
              ended April 30, 2005 and April 30, 2004

          Notes to the Financial Statements                               5 - 6

     Item 2.  Management's Discussion and Analysis of                     7 - 9
                   Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                    9 - 10

Part II: Other Information

     Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds     10

     Item 4.  Submission of Matters for a vote of Security Holders           10

     Item 6.  Exhibits and Reports on Form
8-K                                                                          11

     Signatures                                                         11 - 15

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                            (Unaudited)
                                                               4/30/05       7/31/04

                                     ASSETS
Current assets:
  Cash                                                       $       869    $        --
                                                             -----------    -----------
            Total current assets                                     869             --
                                                             -----------    -----------
Total assets                                                 $       869    $        --
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                           $    11,668    $    35,000
  Accrued interest                                                 2,655             --
  Notes payable                                                   65,000             --
                                                             -----------    -----------
            Total current liabilities                             79,323         35,000

Stockholders' equity:
  Common stock, par value $0.0001 per share,
    500,000,000 shares authorized, 2,610,000
    shares issued and outstanding (2,610,000
    shares on 7/31/04)                                         1,918,622      1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                       --             --
  Accumulated deficit                                         (1,997,076)    (1,953,622)
                                                             -----------    -----------

            Total stockholders' equity                           (78,454)       (35,000)
                                                             -----------    -----------
            Total liabilities and
               stockholders' equity                          $       869    $        --
                                                             ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                       LINCOLN INTERNATIONAL CORPORATION

                         PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)


                                                 4/30/05     4/30/04

Revenues                                         $     --    $     --
                                                 --------    --------

Costs and expenses:
  Cost of revenues                                     --          --
  Selling, general and administrative expenses     15,953      51,902
                                                 --------    --------
            Total costs and expenses               15,953      51,902
                                                 --------    --------
            Loss from operations                  (15,953)    (51,902)
                                                 --------    --------

Other income (expense):
  Interest income (expense), net                   (1,374)      1,331
  Gain on the sale of securities                       --       6,230
                                                 --------    --------
            Total other income (expense)           (1,374)      7,561

            Net loss from continuing
              operations                          (17,327)    (44,341)

Discontinued operations (Note C):

  Net loss from discontinued operations                --        (256)
                                                 --------    --------

            Net loss                             $(17,327)   $(44,597)
                                                 ========    ========

Per Common Share:

  Net loss from continuing                       $  (0.01)   $  (0.02)
    operations

  Net loss from discontinued                           --       (0.00)
    operations                                         --          --
            Net loss                             $  (0.01)   $  (0.02)
                                                 ========    ========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED:
                                   (UNAUDITED)


                                                 4/30/05      4/30/04

Revenues                                         $      --    $      --
                                                 ---------    ---------

Costs and expenses:
  Cost of revenues                                      --           --
  Selling, general and administrative expenses      41,326       92,202
                                                 ---------    ---------
            Total costs and expenses                41,326       92,202
                                                 ---------    ---------
            Loss from operations                   (41,326)     (92,202)
                                                 ---------    ---------

Other income (expense):
  Interest expense, net                             (2,655)          13
  Gain on surrender of common stock                     --       72,000
  Gain on the sale of securities                        --        6,230
  Miscellaneous income                                 527           --
                                                 ---------    ---------
            Total other income (expense)            (2,128)      78,243

            Net loss from continuing
              operations                           (43,454)     (13,959)

Discontinued operations (Note C):
  Loss from operations                                  --     (151,109)
  Gain on sale of property & equipment, net             --      367,633
                                                 ---------    ---------
                                                        --      216,524

  Income tax expense                                    --       _9,000
                                                 ---------    ---------

Net income from discontinued operations                 --      207,524

            Net income (loss)                    $ (43,454)   $ 193,565
                                                 =========    =========

Per Common Share:

  Net loss from continuing                       $   (0.02)   $   (0.01)
    operations

  Net income from discontinued                          --         0.08
    operations                                   ---------    ---------
            Net income (loss)                    $   (0.02)   $    0.07
                                                 =========    =========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE NINE MONTHS ENDED:
                                   (Unaudited)

                                                        4/30/05        4/30/04
Cash flows from operating activities:
  Net income (loss)                                   $   (43,454)   $   193,565
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                         --       (367,633)
        Gain on the surrender of common stock                  --        (72,000)
        Gain on the sale of securities                         --         (6,230)
        (Increase) decrease in:
          Receivables                                          --         75,248
          Prepaid expenses and other assets                    --          5,839
        Increase (decrease) in:
          Accounts payable                                     --        (45,938)
          Accrued expenses                                (20,677)       (75,071)
          Accrued income taxes                                 --          9,000
          Discontinued operations                              --          1,069
                                                      -----------    -----------
          Net cash used in
               operating activities                       (64,131)      (282,151)
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                           --        (11,308)
  Net proceeds from the sale of property                       --      1,182,090
  Net proceeds from the sale of securities                     --         13,057
  Disposal of property & equipment                             --        100,142
                                                      -----------    -----------
          Net cash provided by
               investing activities                            --      1,283,981
                                                      -----------    -----------

Cash flows from financing activities:
  Issuance of Common Stock, net                                --         12,465
  Dividend distribution                                        --        (90,380)
  Net payment on line of credit                                --        (47,500)
  Principal payments on capital lease obligation               --         (7,337)
  Principal payments on long-term debt                         --       (475,096)
  Proceeds (payments) on notes payable                     65,000        (52,819)
                                                      -----------    -----------
          Net cash provided  by (used)
               in financing activities                     65,000       (660,667)
                                                      -----------    -----------
          Net increase in cash                                869        341,163

          Cash at beginning of the year                        --         21,944
                                                      -----------    -----------
          Cash at end of period                       $       869    $   363,107
                                                      ===========    ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $        --    $     3,184
                                                      ===========    ===========

The accompanying notes are an integral part of the Financial Statements

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at April 30, 2005 and July 31, 2004 and the results of operations for the three and nine months ended April 30, 2005 and April 30, 2004. The notes to the financial statements contained in the 2004 Form 10-KSB should be read in conjunction with these financial statements.

NOTE B - CRITICAL ACCOUNTING POLICIES

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in its financial statements, the Company has incurred recurring operating losses and negative cash flows from operations over the prior three years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully described in Item 2, management is addressing these issues. The financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern.

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

NOTE D - LITIGATION SETTLEMENT

On October 17, 2003, the Company settled the lawsuit it filed in October 2002 against former employees of the Company and a new company they formed to compete with the Company's Accounting USA division. Terms of the settlement include the return of 200,000 shares of Common Stock in the Company owned by a former officer, as well as other agreements regarding non-solicitation of clients and non-competition. The 200,000 shares surrendered to the Company were valued at $72,000 and have been retired. A non-operating gain of $72,000 was recorded in the first fiscal quarter of 2004 to account for this transaction.

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

NOTE F - STOCK DIVIDEND

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has be restated retroactively for this stock split.

NOTE G - SUBSEQUENT EVENT

Lincoln International Corporation ("Lincoln") has entered into a non-binding letter of intent to merge with Show To Go, Inc., a private corporation existing under the laws of the State of Delaware ("STG"). Should the transaction be consummated, the stockholders of STG would acquire control of Lincoln and the existing stockholders of Lincoln would hold approximately 10% of the combined entity. The closing of the merger is subject to a number of conditions, including completion of due diligence, negotiation of definitive transaction documents and the closing by STG on a specified minimum amount of financing. There is no assurance that any of the closing conditions will be achieved or that the merger will be consummated.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Lincoln International Corporation was incorporated in 1960 in the Commonwealth of Kentucky. During the current quarter, the Company had no commercial operations. Previously, the Company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter of 2004 ended October 31, 2003, the Company sold its last rental property and discontinued operations of the Rental Property division. In the second fiscal quarter of 2004 ended January 31, 2004, the Company distributed to its stockholders its operating company, AUSA, Inc., containing the Accounting USA division. From that point forward, the Company has not had any commercial operations. On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware by merging it with a Delaware corporation formed specifically to facilitate this re-domestication.

Developments During the First Nine Months of Fiscal 2005

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

Between September 27, 2004 and March 1, 2005, the Company's principal shareholder has made a total of $65,000 in loan advances to the Company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

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

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has be restated retroactively for this stock split.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2005 Compared to the Three Months Ended April 30, 2004

The Company had no commercial operations in the third fiscal quarter of 2005 and 2004 as all previous business operations were sold or discontinued in the prior year. All activity is limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

The Company incurred $15,953 in corporate administration costs in the third fiscal quarter of 2005. Other expenses consisted of $1,374 of interest expense accrued on notes payable to the Company's principal shareholder. The net loss for the quarter totaled $17,327.

In the third fiscal quarter of 2004, operating expenses totaled $51,902 consisting of corporate administrative costs of $21,902 and an asset write-off of $30,000. The Company earned $7,561 in other income including $1,331 in interest income and a gain of $6,230 from sale of securities. Including a loss of $256 from discontinued operations, the net loss for the quarter totaled $44,597.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Nine Months Ended April 30, 2005 Compared to the Nine Months Ended April 30,
2004

The Company had no commercial operations in the first nine months of fiscal 2005 and 2004 as all previous business operations were sold or discontinued in the prior year. All activity is limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

The Company incurred $41,326 in operating expenses in the first nine months of fiscal 2005. Other income and expenses consisted of $2,655 of interest expense accrued on notes payable to the Company's principal shareholder and $527 of income related to an income tax refund due. The net loss for the nine months totaled $43,454.

In the first nine months of fiscal 2004, operating costs totaled $92,202 consisting of corporate administrative costs of $62,202 and an asset write-off of $30,000. The Company incurred $13 of net interest expense during the period. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement (see Note D) and a gain of the sale of securities of $6,230. The net loss from continuing operations was $13,959 for the quarter.

On January 30, 2004, the Company completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend (see Note C). During this period, the Company incurred a loss of $151,109 from discontinued operations including losses of a $97,241 in the Accounting USA division and $53,868 in the Rental Property division. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in income from discontinued operations of $216,524 for the first nine months of fiscal 2004. The company has accrued $9,000 for local income taxes that are not subject to net operating loss carryforwards resulting in net income from discontinued operations of $207,524. Net income totaled $193,565 for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. Between September 27, 2004 and March 1, 2005, the Company's principal shareholder has loaned the Company a total of $65,000 for general corporate purposes. The Company will continue to require additional capital if it is to meet its current and future obligations.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information


       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2005, the Company's principal shareholder advanced an additional $10,000 to the Company under the same terms and conditions as the September 27, 2004 promissory note described above. The additional advance is convertible into 87,002 shares of common stock and also includes a warrant to purchase 87,002 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

On March 1, 2005, the Company's principal shareholder advanced an additional $10,000 to the Company under the same terms and conditions as the September 27, 2004 promissory note described above. The additional advance is convertible into 87,002 shares of common stock and also includes a warrant to purchase 87,002 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LINCOLN INTERNATONAL CORPORATION


                                 /s/ DEREK L. CALDWELL
                                 Name:  Derek L. Caldwell
                                 Title:  President and Chief Executive Officer
                                 Date:  July 1, 2005