Form 10QSB/A
period 2004-10-31
LINCOLN INTERNATIONAL CORP
filed 2005-07-22
CIK 59544

Form 10-QSB/A
                                 Amendment No. 1

Item 5. Other information in Part II has been amended to state that this 10-QSB was filed without the required review of an independent registered public accounting firm.


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

                       LINCOLN INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Delaware                                      61-0575092
-------------------------------                     ----------------------
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

     641 Lexington Avenue, 25th Floor

           New York, New York                               10022
----------------------------------------                  ----------
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

     Item 1.  Legal Proceeding

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                     10/31/04        10/31/03
                                                   -----------      -----------
Revenues                                           $        --      $        --
                                                   -----------      -----------

Costs and expenses:
  Cost of revenues                                          --               --
  Selling, general and administrative expenses          17,706           22,309
                                                   -----------      -----------
            Total costs and expenses                    17,706           22,309
                                                   -----------      -----------
            Loss from operations                       (17,706)         (22,309)
                                                   -----------      -----------

Other income (expense):
  Interest expense, net                                   (120)          (2,855)
  Gain on surrender of common stock                         --           72,000
  Miscellaneous income                                     527               --
                                                   -----------      -----------
            Total other income, net                        407           69,145
                                                   -----------      -----------
            Net income (loss) from
              continuing operations                    (17,299)          46,836

Discontinued operations (Note C):
  Loss from operations                                      --         (101,286)
  Gain on sale of property and equipment                    --          367,633
                                                   -----------      -----------
                                                            --          266,347

Income tax expense                                          --            6,000
                                                   -----------      -----------

Net income from discontinued operations                     --          260,347

            Net income (loss)                      $   (17,299)     $   307,183
                                                   ===========      ===========

Per Common Share:

  Net income (loss) from                           $     (6.63)     $     17.06
    continuing operations

  Net income from discontinued operations                   --            94.84

                                                   -----------      -----------
            Net income (loss)                      $     (6.63)     $    111.90
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

Pretax results of discontinued operations by business segment are as follows:

                                                        1Q05             1Q04
                                                      ---------       ---------
Segment:

Rental Property division:
  Loss from operations                                $      --       $ (52,631)
  Gain of sale of property & equipment                       --         367,633
                                                      ---------       ---------
                                                             --         315,002
Accounting USA division:
  Loss from operations                                       --         (48,655)

Combined:
  Loss from operations                                       --        (101,286)
  Gain of sale of property & equipment                       --         367,633
                                                      ---------       ---------
                                                      $      --       $ 266,347
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

                            ITEM 5. OTHER INFORMATION

This 10-QSB report was filed without the review of the interim financial statements by an independent registered public accounting firm. Review will be obtained as soon as possible after filing this 10-QSB, and any material change to the interim financial statements necessitated by such review will be promptly reported by means of an amendment to this 10-QSB.

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

                                   LINCOLN INTERNATONAL CORPORATION

                                          /s/ DEREK L. CALDWELL
                                          --------------------------------------
                                   Name:  Derek L. Caldwell

                                   Title:  President and Chief Executive Officer
                                   Date: July 22, 2005