Form 10QSB/A
period 2005-01-31
LINCOLN INTERNATIONAL CORP
filed 2005-07-22
CIK 59544

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
       For the Quarter ended January 31, 2005 Commission file No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                      61-0575092
-------------------------------                    ---------------------
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                              10022
----------------------------------------                  ---------
(Address or principal executive offices)                   Zip Code)

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                               (Unaudited)
                                                                 1/31/05          7/31/04
                                                               -----------      -----------
                                     ASSETS
Current assets:
  Cash                                                         $     1,074      $        --
  Income tax refund receivable                                         527               --
                                                               -----------      -----------
            Total current assets                                     1,601               --
                                                               -----------      -----------
Total assets                                                   $     1,601      $        --
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                             $     6,447      $    35,000
  Accrued interest                                                   1,281               --
  Notes payable                                                     55,000               --
                                                               -----------      -----------
            Total current liabilities                               62,728           35,000

Stockholders' equity:
  Common stock, par value $0.0001 per share,
    500,000,000 shares authorized, 2,610
    shares issued and outstanding (2,610
    shares on 7/31/04)                                           1,918,622        1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                         --               --
  Accumulated deficit                                           (1,979,749)
                                                               -----------      -----------

            Total stockholders' equity                             (61,127)         (35,000)
                                                               -----------      -----------
            Total liabilities and
               stockholders' equity                            $     1,601      $        --
                                                               ===========      ===========

The accompanying notes are an integral part of the Financial Statements.

                       LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                        1/31/05        1/31/04
                                                      ----------     ----------
Revenues                                              $       --     $       --
                                                      ----------     ----------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses             7,666         17,991
                                                      ----------     ----------
            Total costs and expenses                       7,666         17,991
                                                      ----------     ----------
            Loss from operations                          (7,666)       (17,991)
                                                      ----------     ----------

Other income (expense):
  Interest income (expense), net                          (1,161)         1,537
                                                      ----------     ----------
            Net loss from continuing
              operations                                  (8,827)       (16,454)

Discontinued operations (Note C):
  Loss from operations                                        --        (49,567)

  Income tax expense                                          --          3,000
                                                      ----------     ----------

Net loss from discontinued operations                         --        (52,567)

            Net loss                                  $   (8,827)    $  (69,021)
                                                      ==========     ==========

Per Common Share:

  Net loss from continuing                            $    (3.38)    $    (6.31)
    operations

  Net loss from discontinued  operations                      --         (20.15)
                                                      ----------     ----------
            Net loss                                  $    (3.38)    $   (26.46)
                                                      ==========     ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED:
                                   (UNAUDITED)

                                                       1/31/05        1/31/04
                                                     -----------    -----------
Revenues                                             $        --    $        --
                                                     -----------    -----------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses            25,373         40,300
                                                     -----------    -----------
            Total costs and expenses                      25,373         40,300
                                                     -----------    -----------
            Loss from operations                         (25,373)       (40,300)
                                                     -----------    -----------

Other income (expense):
  Interest expense, net                                   (1,281)        (1,318)
  Gain on surrender of common stock                           --         72,000
  Miscellaneous income                                       527             --
                                                     -----------    -----------
            Total other income (expense)                    (754)        70,682

            Net income (loss) from
              continuing operations                      (26,127)        30,382

Discontinued operations (Note C):
  Loss from operations                                        --       (150,853)
  Gain on sale of property & equipment, net                   --        367,633
                                                     -----------    -----------
                                                              --        216,780

  Income tax expense                                          --         _9,000
                                                     -----------    -----------

Net income from discontinued operations                       --        207,780

            Net income (loss)                        $   (26,127)   $   238,162
                                                     ===========    ===========

Per Common Share:

  Net income (loss) from                             $    (10.01)   $     11.35
    continuing operations

  Net income from discontinued operations                     --          77.62
                                                     -----------    -----------
            Net income (loss)                        $    (10.01)   $     88.97
                                                     ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED:
                                   (Unaudited)

                                                        1/31/05          1/31/04
                                                      -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                   $   (26,127)     $   238,162
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                         --         (367,633)
        Gain on the surrender of common stock                  --          (72,000)
        (Increase) decrease in:
          Receivables                                        (527)          75,248
          Prepaid expenses and other assets                    --            5,839
        Increase (decrease) in:
          Accounts payable                                     --          (11,791)
          Accrued expenses                                (27,272)         (65,571)
          Accrued income taxes                                 --            9,000
          Discontinued operations                              --           12,393
                                                      -----------      -----------
          Net cash used in
               operating activities                       (53,926)        (176,353)
                                                      -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                           --          (11,308)
  Net proceeds from the sale of property                       --        1,182,090
  Disposal of property & equipment                             --          100,142
                                                      -----------      -----------
          Net cash provided by
               investing activities                            --        1,270,924
                                                      -----------      -----------

Cash flows from financing activities:
  Issuance of Common Stock, net                                --           12,465
  Dividend distribution                                        --          (90,380)
  Net payment on line of credit                                --          (47,500)
  Principal payments on capital lease obligation               --           (7,337)
  Principal payments on long-term debt                         --         (475,096)
  Proceeds (payments) on notes payable                     55,000          (52,819)
                                                      -----------      -----------
          Net cash provided  by (used)
               in financing activities                     55,000         (660,667)
                                                      -----------      -----------
          Net increase in cash                              1,074          433,904

          Cash at beginning of the year                        --           21,944
                                                      -----------      -----------
          Cash at end of period                       $     1,074      $   455,848
                                                      ===========      ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $        --      $     3,184
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


                                    LINCOLN INTERNATONAL CORPORATION


                                    /s/ DEREK L. CALDWELL
                                    --------------------------------------------
                                    Name:  Derek L. Caldwell
                                    Title: President and Chief Executive Officer
                                    Date:  July 22, 2005