Form 10QSB/A
period 2005-04-30
LINCOLN INTERNATIONAL CORP
filed 2005-07-22
CIK 59544

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
        For the Quarter ended April 30, 2005 Commission file No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                       20-1748504
-------------------------------                    ---------------------
(State of other Jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                               10022
----------------------------------------                  ----------
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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                               (Unaudited)
                                                                 4/30/05          7/31/04
                                                               -----------      -----------
                                     ASSETS
Current assets:
  Cash                                                         $       869      $        --
                                                               -----------      -----------
            Total current assets                                       869               --
                                                               -----------      -----------
Total assets                                                   $       869      $        --
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                             $    11,668      $    35,000
  Accrued interest                                                   2,655               --
  Notes payable                                                     65,000               --
                                                               -----------      -----------
            Total current liabilities                               79,323           35,000

Stockholders' equity:
  Common stock, par value $0.0001 per share,
    500,000,000 shares authorized, 2,610,000
    shares issued and outstanding (2,610,000
    shares on 7/31/04)                                           1,918,622        1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                         --               --
  Accumulated deficit                                           (1,997,076)      (1,953,622)
                                                               -----------      -----------

            Total stockholders' equity                             (78,454)         (35,000)
                                                               -----------      -----------
            Total liabilities and
               stockholders' equity                            $       869      $        --
                                                               ===========      ===========

The accompanying notes are an integral part of the Financial Statements.

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                        4/30/05        4/30/04
                                                      ----------     ----------
Revenues                                              $       --     $       --
                                                      ----------     ----------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses            15,953         51,902
                                                      ----------     ----------
            Total costs and expenses                      15,953         51,902
                                                      ----------     ----------
            Loss from operations                         (15,953)       (51,902)
                                                      ----------     ----------

Other income (expense):
  Interest income (expense), net                          (1,374)         1,331
  Gain on the sale of securities                              --          6,230
                                                      ----------     ----------
            Total other income (expense)                  (1,374)         7,561

            Net loss from continuing
              operations                                 (17,327)       (44,341)

Discontinued operations (Note C):

  Net loss from discontinued operations                       --           (256)
                                                      ----------     ----------

            Net loss                                  $  (17,327)    $  (44,597)
                                                      ==========     ==========

Per Common Share:

  Net loss from continuing                            $    (0.01)    $    (0.02)
    operations

  Net loss from discontinued operations                       --          (0.00)
                                                      ----------     ----------
            Net loss                                  $    (0.01)    $    (0.02)
                                                      ==========     ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED:
                                   (UNAUDITED)

                                                   4/30/05            4/30/04

Revenues                                     $        -         $        -
                                             -------------       ------------

Costs and expenses:
  Cost of revenues                                    -                  -
  Selling, general and administrative expenses      41,326             92,202
                                             -------------       ------------
            Total costs and expenses                41,326             92,202
                                             -------------       ------------
            Loss from operations                   (41,326)           (92,202)
                                             -------------       ------------

Other income (expense):
  Interest expense, net                             (2,655)                13
  Gain on surrender of common stock                   -                72,000
  Gain on the sale of securities                      -                 6,230
  Miscellaneous income                                 527               -
                                             -------------       ------------
            Total other income (expense)            (2,128)            78,243

            Net loss from continuing
              operations                           (43,454)           (13,959)

Discontinued operations (Note C):
  Loss from operations                                -              (151,109)
  Gain on sale of property & equipment, net           -               367,633
                                             -------------       ------------
                                                      -               216,524

  Income tax expense                                  -                _9,000
                                             -------------       ------------

Net income from discontinued operations               -               207,524

            Net income (loss)               $      (43,454)     $     193,565
                                            ==============      =============

Per Common Share:

  Net loss from continuing                  $        (0.02)     $       (0.01)
    operations

  Net income from discontinued operations           -           0.08

                                             -------------       ------------
            Net income (loss)               $        (0.02)     $        0.07
                                            ==============      =============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE NINE MONTHS ENDED:
                                   (Unaudited)

                                                        4/30/05          4/30/04
                                                      -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                   $   (43,454)     $   193,565
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                         --         (367,633)
        Gain on the surrender of common stock                  --          (72,000)
        Gain on the sale of securities                         --           (6,230)
        (Increase) decrease in:
          Receivables                                          --           75,248
          Prepaid expenses and other assets                    --            5,839
        Increase (decrease) in:
          Accounts payable                                     --          (45,938)
          Accrued expenses                                (20,677)         (75,071)
          Accrued income taxes                                 --            9,000
          Discontinued operations                              --            1,069
                                                      -----------      -----------
          Net cash used in
               operating activities                       (64,131)        (282,151)
                                                      -----------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                           --          (11,308)
  Net proceeds from the sale of property                       --        1,182,090
  Net proceeds from the sale of securities                     --           13,057
  Disposal of property & equipment                             --          100,142
                                                      -----------      -----------
          Net cash provided by
               investing activities                            --        1,283,981
                                                      -----------      -----------

Cash flows from financing activities:
  Issuance of Common Stock, net                                --           12,465
  Dividend distribution                                        --          (90,380)
  Net payment on line of credit                                --          (47,500)
  Principal payments on capital lease obligation               --           (7,337)
  Principal payments on long-term debt                         --         (475,096)
  Proceeds (payments) on notes payable                     65,000          (52,819)
                                                      -----------      -----------
          Net cash provided  by (used)
               in financing activities                     65,000         (660,667)
                                                      -----------      -----------
          Net increase in cash                                869          341,163

          Cash at beginning of the year                        --           21,944
                                                      -----------      -----------
          Cash at end of period                       $       869      $   363,107
                                                      ===========      ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $        --      $     3,184
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

                                    LINCOLN INTERNATONAL CORPORATION


                                    /s/ DEREK L. CALDWELL
                                    -------------------------------------
                                    Name:  Derek L. Caldwell
                                    Title: President and Chief Executive Officer
                                    Date:  July 22, 2005