Form 10QSB/A
period 2004-10-31
LINCOLN INTERNATIONAL CORP
filed 2005-08-23
CIK 59544

Form 10-QSB/A
                                  Amendment No.2

Item 5. In amendment number 2 Part II has been amended to state that this 10-QSB has been reviewed by an independent registered public accounting firm.


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

                        LINCOLN INTERNATIONAL CORPORATION
                                      INDEX



Part I: Financial Information



     Item 1.  Financial Statements (Unaudited):

              Review report of Independent Registered Accounting Firm.........2

              Balance Sheets as of October 31, 2004
              and July 31, 2004...............................................3

              Statements of Operations for the three months
              ended October 31, 2004 and October 31, 2003.....................4

              Statements of Cash Flows for the three months ended
              October 31, 2004 and October 31, 2003...........................5

              Notes to the Financial Statements...............................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................9

     Item 3.  Controls and Procedures........................................11



Part II: Other Information



     Item 4.  Submission of matters of a vote of security holders............11

     Item 5.  Other information..............................................11

     Item 6.  Exhibits and Reports on Form 8-K...............................12



     Signatures

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lincoln International Corporation

We have reviewed the balance sheet of Lincoln International Corporation as of October 31, 2004 and the related statement of income for the three-month period ended October 31, 2004, and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
    Sherb & Co., LLP

New York, New York

August 22, 2005

                        LINCOLN INTERNATIONAL CORPORATION


                          PART 1: FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS



                                                        10/31/04       7/31/04
                                                      -----------    -----------
                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash                                                $    7,354     $       --
  Income tax refund receivable                               527             --
                                                      -----------    -----------
            Total current assets                           7,881             --
                                                      -----------    -----------
Total assets                                          $    7,881     $       --
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                    $   15,180     $   35,000
  Note payable - related party                            45,000             --
                                                      -----------    -----------
            Total current liabilities                     60,180         35,000

Stockholders' deficit:

  Common stock, no par value, 3,000,000 shares
    authorized, 2,610 issued and outstanding
    (2,610 on 7/31/04)                                 1,918,622      1,918,622
  Accumulated deficit                                 (1,970,921)    (1,953,622)
                                                      -----------    -----------

            Total stockholders' deficit                  (52,299)       (35,000)
                                                      -----------    -----------
            Total liabilities and
               stockholders' deficit                  $     7,881    $        --
                                                      ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                     10/31/04        10/31/03
                                                   -----------      ------------
Revenues                                           $       --       $        --
                                                   -----------      ------------

Costs and expenses:
  Cost of revenues                                         --                --
  Selling, general and administrative expenses         17,706            22,309
                                                   -----------      ------------
            Total costs and expenses                   17,706            22,309
                                                   -----------      ------------
            Loss from operations                      (17,706)          (22,309)
                                                   -----------      ------------

Other income (expense):
  Interest expense, net                                  (120)           (2,855)
  Gain on surrender of common stock                        --            72,000
  Miscellaneous income                                    527                --
                                                   -----------      ------------
            Total other income, net                       407            69,145
                                                   -----------      ------------
            Net income (loss) from
              continuing operations                   (17,299)           46,836

Discontinued operations (Note C):
  Loss from operations                                     --          (101,286)
  Gain on sale of property and equipment                   --           367,633
                                                   -----------      ------------
                                                           --           266,347

Income tax expense                                         --             6,000
                                                   -----------      ------------

Net income from discontinued operations                    --           260,347
                                                   -----------      ------------
            Net income (loss)                      $  (17,299)      $   307,183
                                                   ===========      ============

Per Common Share:

  Net income (loss) from                           $    (6.63)      $     17.06
    continuing operations

  Net income from discontinued operations                  --             94.84
                                                   -----------      ------------
            Net income (loss)                      $    (6.63)      $    111.90
                                                   ===========      ============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                             2,610             2,745
                                                   ===========      ============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED:
                                   (Unaudited)


                                                     10/31/04        10/31/03
                                                   ------------     ------------

Cash flows from operating activities:
  Net income (loss)                                $   (17,299)     $   307,183
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization                       --           10,436
        Gain on the disposal of assets                      --         (367,633)
        Gain on the surrender of common stock               --          (72,000)
        (Increase) decrease in:
          Receivables                                     (527)          61,371
          Prepaid expenses and other assets                 --           (6,675)
        Increase (decrease) in:
          Accounts payable                                  --          (15,896)
          Accrued expenses                             (19,820)         (13,240)
          Accrued income taxes                              --            6,000
          Discontinued operations                           --           28,761
                                                   ------------     ------------
          Net cash used in
               operating activities                    (37,646)         (61,693)
                                                   ------------     ------------

Cash flows from investing activities:
  Purchase of property and equipment                        --          (11,808)
  Net proceeds from the sale of property                    --        1,182,090
                                                   ------------     ------------
          Net cash provided by
               investing activities                         --        1,170,282
                                                   ------------     ------------

Cash flows from financing activities:
  Repurchase of Common Stock                                --             (120)
  Net payment on line of credit                             --          (47,500)
  Principal payments on capital lease obligation            --           (1,062)
  Principal payments on long-term debt                      --         (475,096)
  Proceeds from notes payable                           45,000               --
                                                   ------------     ------------
          Net cash provided  by (used)
               in financing activities                  45,000         (523,778)
                                                   ------------     ------------
          Net increase in cash                           7,354          584,811

          Cash at beginning of the period                   --           21,944
                                                   ------------     ------------
          Cash at end of period                    $     7,354      $   606,755
                                                   ============     ============
Supplemental disclosure of cash flow information:

Cash paid during the period for interest           $        --      $     5,952
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

NOTE B - GOING CONCERN

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

NOTE E - NOTE FROM RELATED PARTY

On September 27, 2004, the Company's principal shareholder loaned the Company $30,000 for general corporate purposes. On October 28, 2004, the principal shareholder increased the loan amount to $45,000.

NOTE F - SUBSEQUENT EVENTS

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

CRITICAL ACCOUNTING POLICIES

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


                            ITEM 5. OTHER INFORMATION

This 10-QSB report was filed with the review of the interim financial statements by an independent registered public accounting firm.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit No.       Description
-----------       -----------

22.1 Definitive Information Statement filed with the Securities and Exchange Commission on October 20, 2004 (Incorporated by Reference). (b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

                                   LINCOLN INTERNATONAL CORPORATION

                                          /s/ DEREK L. CALDWELL
                                          --------------------------------------
                                   Name:  Derek L. Caldwell

                                  Title:  President and Chief Executive Officer
                                   Date:  August 22 , 2005