Form 10QSB/A
period 2005-01-31
LINCOLN INTERNATIONAL CORP
filed 2005-08-24
CIK 59544

Form 10-QSB/A
                                 Amendment No. 2



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

              Review report of Independent Registered Accounting Firm.........3

              Balance Sheets as of January 31, 2005
              and July 31, 2004...............................................4

              Statements of Operations for the three months
              ended January 31, 2005 and January 31, 2004.....................5

              Statements of Operations for the six months
              ended January 31, 2005 and January 31, 2004.....................6

              Statements of Cash Flows for the six months
              ended January 31, 2005 and January 31, 2004.....................7

              Notes to the Financial Statements...............................8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................10



     Item 3.  Controls and Procedures........................................12



Part II: Other Information


     Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.....13

     Item 4.  Submission of Matters for a vote of Security Holders...........13

     Item 5.  Other information..............................................13


     Item 6.  Exhibits.......................................................13

     Signatures

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lincoln International Corporation

We have reviewed the balance sheet of Lincoln International Corporation as of January 31, 2005 and the related statements of operation for the three and six-month periods ended January 31, 2005, and statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the company's management.

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

/s/ Sherb & Co., LLP
    Sherb & Co., LLP

New York, New York

August 22, 2005

                        LINCOLN INTERNATIONAL CORPORATION


                          PART 1: FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS



                                                                 1/31/05          7/31/04
                                                               ------------     ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
  Cash                                                         $     1,074      $        --
  Income tax refund receivable                                         527               --
                                                               ------------     ------------
            Total current assets                                     1,601               --
                                                               ------------     ------------
Total assets                                                   $     1,601      $        --
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                             $     6,447      $    35,000
  Accrued interest                                                   1,281               --
  Notes payable-related party                                       55,000               --
                                                               ------------     ------------
            Total current liabilities                               62,728           35,000

Stockholders' deficit:
  Common stock, par value $0.0001 per share,
    500,000,000 shares authorized, 2,610
    shares issued and outstanding (2,610
    shares on 7/31/04)                                           1,918,622        1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                         --               --
  Accumulated deficit                                           (1,979,749)      (1,953,622)
                                                               ------------     ------------

            Total stockholders' deficit                            (61,127)         (35,000)
                                                               ------------     ------------
            Total liabilities and
               stockholders' deficit                           $     1,601      $        --
                                                               ============     ============


The accompanying notes are an integral part of the Financial Statements.

                       LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                        1/31/05        1/31/04
                                                      -----------    -----------
Revenues                                              $       --     $       --
                                                      -----------    -----------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses             7,666         17,991
                                                      -----------    -----------
            Total costs and expenses                       7,666         17,991
                                                      -----------    -----------
            Loss from operations                          (7,666)       (17,991)
                                                      -----------    -----------

Other income (expense):
  Interest income (expense), net                          (1,161)         1,537
                                                      -----------    -----------
            Net loss from continuing
              operations                                  (8,827)       (16,454)

Discontinued operations (Note C):
  Loss from operations                                        --        (49,567)

  Income tax expense                                          --          3,000
                                                      -----------    -----------

Net loss from discontinued operations                         --        (52,567)
                                                      -----------    -----------

            Net loss                                  $   (8,827)    $  (69,021)
                                                      ===========    ===========

Per Common Share:

  Net loss from continuing                            $    (3.38)    $    (6.31)
    operations

  Net loss from discontinued  operations                      --         (20.15)
                                                      -----------    -----------
            Net loss                                  $    (3.38)    $   (26.46)
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION OF BASIC AND
  DILUTED LOSS PER SHARE                                   2,610          2,610
                                                      ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED:
                                   (UNAUDITED)

                                                       1/31/05        1/31/04
                                                     ------------   ------------
Revenues                                             $        --    $        --
                                                     ------------   ------------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses            25,373         40,300
                                                     ------------   ------------
            Total costs and expenses                      25,373         40,300
                                                     ------------   ------------
            Loss from operations                         (25,373)       (40,300)
                                                     ------------   ------------

Other income (expense):
  Interest expense, net                                   (1,281)        (1,318)
  Gain on surrender of common stock                           --         72,000
  Miscellaneous income                                       527             --
                                                     ------------   ------------
            Total other income (expense)                    (754)        70,682

            Net income (loss) from
              continuing operations                      (26,127)        30,382

Discontinued operations (Note C):
  Loss from operations                                        --       (150,853)
  Gain on sale of property & equipment, net                   --        367,633
                                                     ------------   ------------
                                                              --        216,780

  Income tax expense                                          --         _9,000
                                                     ------------   ------------

Net income from discontinued operations                       --        207,780
                                                     ------------    -----------

            Net income (loss)                        $   (26,127)   $   238,162
                                                     ============   ============

Per Common Share:

  Net income (loss) from                             $    (10.01)   $     11.35
    continuing operations

  Net income from discontinued operations                     --          77.62
                                                     ------------   ------------
            Net income (loss)                        $    (10.01)   $     88.97
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION OF BASIC AND
  DILUTED LOSS PER SHARE                                   2,610          2,677
                                                      ===========    ===========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED:
                                   (Unaudited)


                                                        1/31/05       1/31/04
                                                      ------------   -----------

Cash flows from operating activities:
  Net income (loss)                                   $   (26,127)   $  238,162
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                         --      (367,633)
        Gain on the surrender of common stock                  --       (72,000)
        (Increase) decrease in:
          Receivables                                        (527)       75,248
          Prepaid expenses and other assets                    --         5,839
        Increase (decrease) in:
          Accounts payable                                     --       (11,791)
          Accrued expenses                                (27,272)      (65,571)
          Accrued income taxes                                 --         9,000
          Discontinued operations                              --        12,393
                                                      ------------   -----------
          Net cash used in
               operating activities                       (53,926)     (176,353)
                                                      ------------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                           --       (11,308)
  Net proceeds from the sale of property                       --     1,182,090
  Disposal of property &equipment                             --       100,142
                                                      ------------   -----------
          Net cash provided by
               investing activities                            --     1,270,924
                                                      ------------   -----------

Cash flows from financing activities:
  Issuance of Common Stock, net                                --        12,465
  Dividend distribution                                        --       (90,380)
  Net payment on line of credit                                --       (47,500)
  Principal payments on capital lease obligation               --        (7,337)
  Principal payments on long-term debt                         --      (475,096)
  Proceeds (payments) on notes payable                     55,000       (52,819)
                                                      ------------   -----------
          Net cash provided  by (used)
               in financing activities                     55,000      (660,667)
                                                      ------------   -----------
          Net increase in cash                              1,074       433,904

          Cash at beginning of the year                        --        21,944
                                                      ------------   -----------
          Cash at end of period                       $     1,074    $  455,848
                                                      ============   ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $        --    $    3,184
                                                      ============   ===========

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

NOTE F - NOTE PAYABLE-RELATED PARTY

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


NOTE G - SUBSEQUENT EVENT

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

Six Months Ended January 31, 2005 Compared to the Six Months Ended January 31, 2004

The Company had no commercial operations in the first six months of fiscal 2005 as all previous business operations were sold or discontinued in the prior year. In the second fiscal quarter of 2004, the Company completed the spin-off of its Accounting USA division to shareholders through a dividend distribution and reported the results of this division as discontinued operations together with its previously discontinued Rental Property division.

The Company incurred $25,373 in operating expenses in the first six months of fiscal 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $1,281 of interest expense accrued on notes payable to the Company's principal shareholder and $527 of income related to an income tax refund due. The net loss for the six months totaled $26,127 compared with income of $238,162 the prior years period.

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


                                    LINCOLN INTERNATONAL CORPORATION


                                    /s/ DEREK L. CALDWELL
                                    --------------------------------------------
                                    Name:  Derek L. Caldwell
                                    Title: President and Chief Executive Officer
                                    Date:  August 22, 2005