Form 10QSB/A
period 2005-04-30
LINCOLN INTERNATIONAL CORP
filed 2005-08-24
CIK 59544

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

              Balance Sheets as of April 30, 2005
              and July 31, 2004...............................................4

              Statements of Operations for the three months
              ended April 30, 2005 and April 30, 2004.........................5

              Statements of Operations for the nine months
              ended April 30, 2005 and April 30, 2004.........................6

              Statements of Cash Flows for the nine months
              ended April 30, 2005 and April 30, 2004.........................7

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

     Item 6.  Exhibits.......................................................13

     Signatures

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lincoln International Corporation

We have reviewed the balance sheet of Lincoln International Corporation as of April 30, 2005 and the related statements of operations for the three and nine-month periods ended April 30, 2005, and statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the company's management.

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

/s/ Sherb & Co., LLP
    Sherb & Co., LLP

New York, New York

August 22, 2005

                        LINCOLN INTERNATIONAL CORPORATION


                          PART 1: FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS



                                                                 4/30/05          7/31/04
                                                               ------------     ------------
                                                               (Unaudited)

                                     ASSETS
Current assets:
  Cash                                                         $       869      $        --
                                                               ------------     ------------
            Total current assets                                       869               --
                                                               ------------     ------------
Total assets                                                   $       869      $        --
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                             $    11,668      $    35,000
  Accrued interest                                                   2,655               --
  Notes payable - related party                                     65,000               --
                                                               ------------     ------------
            Total current liabilities                               79,323           35,000

Stockholders' deficit:
  Common stock, par value $0.0001 per share, 500,000,000
    shares authorized, 2,610,000 shares issued and
    outstanding (2,610,000 shares on 7/31/04)                    1,918,622        1,918,622
  Preferred stock, no par value, 50,000,000
    shares authorized, no shares issued and
    outstanding                                                         --               --
  Accumulated deficit                                           (1,997,076)      (1,953,622)
                                                               ------------     ------------

            Total stockholders' deficit                            (78,454)         (35,000)
                                                               ------------     ------------
            Total liabilities and
               stockholders' deficit                           $       869      $        --
                                                               ============     ============

The accompanying notes are an integral part of the Financial Statements.

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)

                                                        4/30/05        4/30/04
                                                      -----------    -----------
Revenues                                              $       --     $       --
                                                      -----------    -----------

Costs and expenses:
  Cost of revenues                                            --             --
  Selling, general and administrative expenses            15,953         51,902
                                                      -----------    -----------
            Total costs and expenses                      15,953         51,902
                                                      -----------    -----------
            Loss from operations                         (15,953)       (51,902)
                                                      -----------    -----------

Other income (expense):
  Interest income (expense), net                          (1,374)         1,331
  Gain on the sale of securities                              --          6,230
                                                      -----------    -----------
            Total other income (expense)                  (1,374)         7,561

            Net loss from continuing
              operations                                 (17,327)       (44,341)

Discontinued operations (Note C):

  Net loss from discontinued operations                       --           (256)
                                                      -----------    -----------

            Net loss                                  $  (17,327)    $  (44,597)
                                                      ===========    ===========

Per Common Share:

  Net loss from continuing                            $    (0.01)    $    (0.02)
    operations

  Net loss from discontinued operations                       --          (0.00)
                                                      -----------    -----------
            Net loss                                  $    (0.01)    $    (0.02)
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION OF BASIC AND
  DILUTED LOSS PER SHARE                               2,610,000      2,610,000
                                                      ===========    ===========


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED:
                                   (UNAUDITED)

                                                   4/30/05            4/30/04
                                               -------------       -------------
Revenues                                       $          -        $          -
                                               -------------       -------------

Costs and expenses:
  Cost of revenues                                        -                   -
  Selling, general and administrative expenses       41,326              92,202
                                               -------------       -------------
            Total costs and expenses                 41,326              92,202
                                               -------------       -------------
            Loss from operations                    (41,326)            (92,202)
                                               -------------       -------------

Other income (expense):
  Interest expense, net                              (2,655)                 13
  Gain on surrender of common stock                       -              72,000
  Gain on the sale of securities                          -               6,230
  Miscellaneous income                                  527                   -
                                               -------------       ------------
            Total other income (expense)             (2,128)             78,243

            Net loss from continuing
              operations                            (43,454)            (13,959)

Discontinued operations (Note C):
  Loss from operations                                    -            (151,109)
  Gain on sale of property & equipment, net               -             367,633
                                               -------------       -------------
                                                          -             216,524

  Income tax expense                                      -               9,000
                                               -------------       -------------

Net income from discontinued operations                   -             207,524
                                               -------------       -------------
            Net income (loss)                  $    (43,454)       $    193,565
                                               =============       =============

Per Common Share:

  Net loss from continuing                     $      (0.02)       $      (0.01)
    operations

  Net income from discontinued operations                 -                0.08

                                               -------------       -------------
            Net income (loss)                  $      (0.02)       $       0.07
                                               =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION OF BASIC AND
  DILUTED LOSS PER SHARE                          2,610,000           2,610,000
                                               =============       =============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE NINE MONTHS ENDED:
                                   (Unaudited)


                                                        4/30/05        4/30/04
                                                      -----------   ------------

Cash flows from operating activities:
  Net income (loss)                                   $  (43,454)   $   193,565
  Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Gain on the disposal of assets                        --       (367,633)
        Gain on the surrender of common stock                 --        (72,000)
        Gain on the sale of securities                        --         (6,230)
        (Increase) decrease in:
          Receivables                                         --         75,248
          Prepaid expenses and other assets                   --          5,839
        Increase (decrease) in:
          Accounts payable                                    --        (45,938)
          Accrued expenses                               (20,677)       (75,071)
          Accrued income taxes                                --          9,000
          Discontinued operations                             --          1,069
                                                      -----------    -----------
          Net cash used in
               operating activities                      (64,131)      (282,151)
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                          --        (11,308)
  Net proceeds from the sale of property                      --      1,182,090
  Net proceeds from the sale of securities                    --         13,057
  Disposal of property &equipment                             --        100,142
                                                      -----------    -----------
          Net cash provided by
               investing activities                           --      1,283,981
                                                      -----------    -----------

Cash flows from financing activities:
  Issuance of Common Stock, net                               --         12,465
  Dividend distribution                                       --        (90,380)
  Net payment on line of credit                               --        (47,500)
  Principal payments on capital lease obligation              --         (7,337)
  Principal payments on long-term debt                        --       (475,096)
  Proceeds (payments) on notes payable                    65,000        (52,819)
                                                      -----------    -----------
          Net cash provided  by (used)
               in financing activities                    65,000       (660,667)
                                                      -----------    -----------
          Net increase in cash                               869        341,163

          Cash at beginning of the year                       --         21,944
                                                      -----------    -----------
          Cash at end of period                       $      869     $  363,107
                                                      ===========    ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $       --     $    3,184
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

NOTE F - NOTE PAYABLE - RELATED PARTY

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

NOTE G - STOCK DIVIDEND

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has be restated retroactively for this stock split.

NOTE H - SUBSEQUENT EVENT

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

                                    LINCOLN INTERNATONAL CORPORATION


                                    /s/ DEREK L. CALDWELL
                                    -------------------------------------
                                    Name:  Derek L. Caldwell
                                    Title: President and Chief Executive Officer
                                    Date:  August 23, 2005