Form 10KSB
period 2005-07-31
LINCOLN INTERNATIONAL CORP
filed 2005-10-28
CIK 59544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For fiscal year ended July 31, 2005    Commission File No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             # 20-1748504
---------------------------------                          -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification
No.)


     641 Lexington Avenue, 25th Floor
              New York, New York                                  10022
---------------------------------------------                  -----------
 (Address of principal executive office)                       (Zip Code)


                                 (212) 421-1616
              -----------------------------------------------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:


                                                              Name of each
                                                           exchange on which
Title of each class                                            registered
-------------------                                        ------------------
       None                                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                           No Par Voting Common Stock
                           ---------------------------
                                 Title of class


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form.

YES [X] NO [ ]


Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).


YES [X] NO [ ]

State issuer's revenues for its most recent fiscal year.


The company had revenue of $0 in 2005.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.


While Lincoln is listed on the OTC Bulletin Board, Lincoln does not have any regular market or trading in its common stock.

Indicate the number of shares outstanding of each of the company's classes of common stock, as of October 7, 2005.

                            Common (no-par) 2,610,000

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 13 for complete list.
                                     PART I

ITEM 1: BUSINESS

Overview

Lincoln International Corporation was incorporated in 1960 in the Commonwealth of Kentucky. During the current fiscal year, the company had no commercial operations. Previously, the company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter of 2004, the company sold its last rental property and discontinued operations of the Rental Property division. In the second fiscal quarter of 2004, the company distributed to its stockholders its operating company, AUSA, Inc., containing the Accounting USA division. Since that time, the company has not had any commercial operations. On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware by merging it with a Delaware corporation formed specifically to facilitate this re-domestication.

Developments During Fiscal 2005

On August 6, 2004, certain shareholders representing 83.3% of the company's issued and outstanding shares sold their stock to a Mr. Nathan Low. Mr. Low has acquired the common stock of the company as an investment. In connection with the acquisition of the common stock all directors and officers of the company resigned and two designees selected by the new principal owner were elected to the Board of Directors. The new Board of Directors then elected two new officers, Derek Caldwell and Samir Masri, who serve, respectively, as (a) President and Secretary and (b) Treasurer and Assistant Secretary.

Between September 27, 2004 and April 30, 2005, Lincoln's principal shareholder has made a total of $65,000 in loan advances to the company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

Between May 1, 2005 and July 31, 2005, Lincoln`s principal shareholder paid certain expenses of the company totaling $24,879 that are to be reimbursed at a later date.

On October 20, 2004, a Schedule 14C Information Statement was filed by the company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action was taken to authorize the merger of the company, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware. This transaction was completed on November 3, 2004.

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has be restated retroactively for this stock split.

Developments Following the Close of Fiscal 2005:

Lincoln entered into an agreement dated September 30, 2005 with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware. Pursuant to this agreement, the sole shareholder of ShowToGo, LLC will exchange all of his outstanding securities in that company in return for approximately 22,968,000 shares of Lincoln's common stock, and ShowToGo, LLC will become a wholly-owned subsidiary of Lincoln. Lincoln's shareholders of record as of the closing shall receive a payment of $111,000, minus any unpaid expenses currently outstanding, and STG shall repay approximately $65,000 of Lincoln's outstanding indebtedness. This transaction is subject to a number of conditions precedent, including the successful completion by ShowToGo, LLC of a private placement transaction wherein it raises at least $2,000,000. There is no assurance that such conditions will be achieved or the transaction completed.

The closing of this transaction will result in a change of control of Lincoln as well as the resignation of all of Lincoln's current directors and officers. After the closing, Lincoln intends to change its name to ShowToGo, Inc.

Employees:

As of July 31, 2005, Lincoln had no employees.


ITEM 2: PROPERTIES

Lincoln does not own or lease any real property. Lincoln maintains a current address of 641 Lexington Avenue, 25th Floor, New York, NY 10022. The telephone number is (212) 421-1616.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2004, a Schedule 14C Information Statement was filed by the company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action was to authorize the merger of the company, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware. This transaction was completed on November 3, 2004.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There does not exist at the present time any regular market for any common stock of Lincoln. As of October 28, 2005, the company has 101 shareholders of record. The company did not pay any dividends to its stockholders in FY2005. The company does not have any equity compensation plan.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires the company and its management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and interest income in our financial statements and accompanying notes. On an ongoing basis, Lincoln evaluates its estimates, including those related to contract agreements and investments. Lincoln bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in Lincoln's financial statements require significant estimates and judgments.

GOING CONCERN: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, Lincoln has incurred recurring net losses and negative cash flows from operations over the prior two years which raises substantial doubt about its ability to continue as a going concern.

GOODWILL: Effective August 1, 2002, goodwill was no longer amortized, but evaluated at least annually for impairment, and more frequently under certain conditions.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: Effective August 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Lincoln evaluated long-term assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead Lincoln's management to believe that the cost of one of its assets may be impaired, Lincoln will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and (b) write-down that carrying amount to market value or discounted cash flow value to the extent necessary. As of July 31, 2005, Lincoln had no long-lived assets.

Fiscal Year Ended July 31, 2005 Compared to the Year Ended July 31, 2004

Lincoln had no commercial operations during fiscal 2005 as all previous business operations were sold or discontinued in the prior year. All activity is limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

Lincoln incurred $93,168 in operating expenses in fiscal 2005. Other income and expenses consisted of $4,267 of interest expense accrued on cash advances and notes payable to Lincoln's principal shareholder and $527 of income related to an income tax refund due. The net loss for the year totaled $96,908.

In fiscal 2004, operating costs totaled $150,403 consisting of corporate administrative costs of $120,403 and an asset write-off of $30,000. Lincoln incurred net interest income of $4,757 during the period. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement and a gain of the sale of securities of $31,230. The net loss from continuing operations was $72,429 for the year.

On January 30, 2004, Lincoln completed the distribution of the Accounting USA division to its shareholders as a non-cash dividend. During this period, Lincoln incurred a loss of $159,695 from discontinued operations including losses of a $93,226 in the Accounting USA division and $66,469 in the rental property division. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in income from discontinued operations of $207,938 for the year. Lincoln accrued $7,000 for local income taxes that are not subject to net operating loss carryforwards resulting in net income from discontinued operations of $200,938. Net income totaled $128,509 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. Between September 27, 2004 and July 31, 2005, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $24,879. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

ACQUISITION OR DISPOSITION OF ASSETS

None.

Fiscal Year Ended July 31, 2004 Compared to the Year Ended July 31, 2003

As of January 30, 2004, all commercial operations were liquidated or sold and Lincoln's only operating activity was corporate administration. These costs totaled $150,402 in 2004 compared with $115,633 in the prior year and consisted primarily of various professional and other fees and corporate taxes. The increase in fees in the current year resulted largely from costs associated with the spin-off of the AUSA, Inc. subsidiary and the liquidation of operations. Lincoln earned $4,757 in interest income in 2004 compared with interest income of $2,641 a year ago as proceeds from the sale of rental property in the first quarter of 2004 were used to pay off corporate debts and increase cash and money market investments. Other income consisted of a $72,000 gain on the surrender of common stock under a litigation settlement agreement and a gain of $31,230 on the sale of securities. Other expense consisted of the write-off of a loan to AUSA, Inc. (the company's former Accounting USA division), together with accrued interest thereon. The net loss from continuing operations decreased $70,699 to $72,428 compared with a loss of $143,127 a year ago.

With the liquidation and distribution of the rental property and Accounting USA division's, respectively, their operating results have been reclassified as discontinued operations. For the year, Lincoln incurred a loss from discontinued operations of $159,695 including a loss of $93,226 in the Accounting USA division and $66,469 in the rental property division. This compares with a loss of $271,788 a year ago which includes losses of $160,950 in the Accounting USA division and $110,838 in the rental property division. The decrease in the loss from discontinued operations was due to primarily to the timing of the liquidations of the rental property division in early 2004 and the Accounting USA division at the end of the second quarter. The operating loss from discontinued operations was offset by a $367,633 gain on the sale of rental property resulting in pretax income from discontinued operations of $207,938 in 2004. Lincoln paid $7,000 in local income taxes due to the taxable gain on the sale of the rental property resulting in net income from discontinued operations of $200,938.

Lincoln's net income increased $682,412 to $128,509 in 2004 compared with a loss of $553,903 in 2003.

Inflation has not had any material impact during the last 2 years on net revenue or income from operations. Lincoln has had no material benefit from increases in its prices for services during the last two years.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. On September 27, 2004, Lincoln's principal shareholder agreed to make a $25,000 loan to the company for general corporate purposes. Lincoln will require additional capital if it is to meet its current and future obligations.

ACQUISITION OR DISPOSITION OF ASSETS

In prior fiscal years, Lincoln had financed the construction of several "bass boats", a business which Lincoln subsequently quit. The last of these bass boats was sold to Admiralty Boats, Inc., who then filed bankruptcy within one year of that sale. Lincoln filed a claim in the bankruptcy proceeding and repossessed the bass boat. On August 8, 2003 Lincoln sold this bass boat for $8,000. The boat was sold "as-is" with no recourse to Lincoln as well as an indemnification by the purchaser with regard to any and all claims arising including manufacturing defects.

As of July 31, 2003, Lincoln had provided for an allowance for doubtful accounts totaling $72,062 against the gross asset balance of $80,062. No further expense was recorded at the time of the sale, at which time, this transaction was closed.

On August 22, 2003 Lincoln sold commercial property located at 2211 Greene Way for $1,260,000. Lincoln received a written opinion from the real estate company listing the property, concerning the reasonableness of the sale and the "soft market" for commercial real estate in the Louisville area, and particularly in the area of this commercial property. As part of that transaction the company paid off a $485,559 first mortgage and a $57,599 second mortgage with Commonwealth Bank & Trust Co., Louisville, KY. After closing fees and other adjustments, Lincoln recorded $637,664 in net cash. Lincoln paid local taxes of $7,000 related to this sale.

On January 30, 2004, Lincoln transferred substantially all of its operating assets to its wholly-owned subsidiary, AUSA, Inc. Thereafter, Lincoln declared a distributive dividend to its stockholders of record on January 30, 2004 of all the shares of common stock of AUSA, Inc. so that each stockholder of Lincoln received one share of AUSA, Inc. common stock for each share of common stock of the company owned by such stockholder on January 30, 2004. Excluded from the assets transferred by the company to AUSA, Inc. were cash, securities and deposit account balances of approximately $450,000, which were retained by the company as well as liabilities estimated to be approximately $33,000.

On July 5, 2004, Lincoln's board of directors declared a distribution of capital of $120.00 per share in the form of a cash dividend on its common stock, no par value, payable to shareholders of record on July 5, 2004. This dividend totaled $313,200 and was paid on July 14, 2004.

ITEM 7:  FINANCIAL STATEMENTS




                              Financial Statements

                        LINCOLN INTERNATIONAL CORPORATION

                             July 31, 2005 and 2004

                        LINCOLN INTERNATIONAL CORPORATION

                                Table of Contents

                             July 31, 2005 and 2004




Report of Independent Registered
Public Accounting Firm - July 31, 2005..............................     F - 1

Independent Auditor's Report - July 31, 2004........................     F - 2

Financial Statements

     Balance Sheets.................................................     F - 3

     Statements of Operations.......................................     F - 4

     Statements of Changes in Stockholders' Equity..................     F - 5

     Statements of Cash Flows.......................................     F - 6

     Notes to Financial Statements..................................     F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lincoln International Corporation

We have audited the accompanying balance sheet of Lincoln International Corporation as of July 31, 2005 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has incurred net losses and negative cash flows from operations as more fully described in Note A. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Sherb & Co., LLP
                                                  ------------------------------
                                                  Certified Public Accountants

New York, New York
October 25, 2005

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Lincoln International Corporation
Louisville, Kentucky

We have audited the accompanying balance sheet of Lincoln International Corporation as of July 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's significant operating losses and discontinued operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Carpenter, Mountjoy & Bressler, PSC


Louisville, Kentucky
October 26, 2004

                        LINCOLN INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                 As of July 31:



                                   A S S E T S

                                                 2005                  2004
                                         -----------------       ---------------

Current assets:
  Cash and cash equivalents              $          7,067        $            -
                                         -----------------       ---------------

   Total assets                          $          7,067        $            -
                                         =================       ===============



                              L I A B I L I T I E S

Current liabilities:
  Accrued expenses                       $         49,096         $      35,000
  Advances from - related party                    24,879
  Notes payable - related party                    65,000                     -
                                         -----------------       ---------------
   Total current liabilities                      138,975                35,000
                                         -----------------       ---------------


                     S T O C K H O L D E R S' D E F I C I T

Stockholders' deficit:
  Preferred stock, no par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                     -                     -
  Common stock, par value $0.0001
   per share, 500,000,000 shares
   authorized, 2,610,000 issued
   and outstanding (2,610,000 on 7/31/04)             261             1,918,622
  Additional paid-in capital                    1,918,361              -
  Accumulated deficit                          (2,050,530)           (1,953,622)
                                         -----------------       ---------------
   Total stockholders' deficit                   (131,908)              (35,000)
                                         -----------------       ---------------

   Total liabilities and stockholders'
       deficit                           $          7,067        $            -
                                         =================       ===============







See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                 For the Years Ended July 31:
                                             -----------------------------------
                                                   2005                2004
                                             -----------------   ---------------
Cost and expenses:
 Selling, general and administrative expenses        93,168             150,403
                                             ---------------     ---------------

Loss from operations                                (93,168)           (150,403)
                                             ---------------     ---------------

Other income (expense):

 Loss on uncollectible note receivable                    -             (30,013)
 Interest income (expense)                           (4,267)              4,757
 Gain on the surrender of common stock                    -              72,000
 Gain on the sale of securities                           -              31,230
 Other income                                           527                   -
                                             ---------------     ---------------

       Total other income (expense)                  (3,740)             77,974

       Net loss from continuing operations          (96,908)            (72,429)

Discontinued operations (Note B ):
 Loss from discontinued operations                        -            (159,695)
 Gain on sale of property and equipment                   -             367,633
                                             ---------------     ---------------

                                                          -             207,938

Income tax expense                                        -               7,000
                                             ---------------     ---------------

Net income from discontinued operations                   -             200,938

       Net income (loss)                     $      (96,908)     $      128,509
                                             ===============     ===============

Per Common Share (basic and diluted):

   Net loss from continuing operations       $        (0.04)     $        (0.03)

   Net income from discontinued operations                -                0.08
                                             ---------------     ---------------

      Net income (loss)                      $        (0.04)     $         0.05
                                             ===============     ===============

Shares used in computing loss per
 common share                                     2,610,000           2,644,000
                                             ===============     ===============




See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years ended July 31, 2005 and 2004


                                                                                                  Accumulated
                                                                      Additional                      Other         Total
                                            Common         Common       Paid-in    Accumulated    Comprehensive  Stockholders'
                                            Shares          Stock       Capital      Deficit         Income     Equity (Deficit)
                                         ------------  -------------  ----------  -------------  -------------  ----------------
Balance at July 31, 2003                   2,775,667   $  1,977,798   $       -   $ (1,678,551)  $      5,203   $       304,450

Surrender of common stock in connection
    with litigation settlement              (200,000)       (72,000)          -              -        (72,000)

Issuance of common stock in lieu of
    cash payment to vendor                    35,000         12,600           -              -              -            12,600

Other issuance (redemption) of common
    stock, net                                  (667)           224           -              -              -               224

Comprehensive income:

    Net income                                     -              -           -        128,509              -           128,509

    Unrealized holding gain arising
     during the period                             -              -           -              -          1,027             1,027

    Less:  Reclassification adjustment             -              -           -              -         (6,230)           (6,230)
                                                                                                 -------------  ----------------
                                                                                                       (5,203)           (5,203)

    Total comprehensive income                     -              -           -              -              -           123,306

Distribution of AUSA, Inc. subsidiary              -              -           -        (90,380)             -           (90,380)

Liquidating dividends paid                         -              -           -       (313,200)             -          (313,200)
                                         ------------  ------------- -----------  -------------  -------------  ----------------
Balance at July 31, 2004                   2,610,000      1,918,622           -     (1,953,622)             -           (35,000)

Recapitalization effect of change
    in par                                (1,918,361)     1,918,361           -              -              -                 -

Net loss                                           -              -           -        (96,908)             -           (96,908)
                                         ------------  ------------- -----------  -------------  -------------  ----------------

Balance at July 31, 2005                   2,610,000   $        261  $1,918,361   $ (2,050,530)  $          -   $      (131,908)
                                         ============  ============= ===========  =============  =============  ================


See accompanying independent registered auditor's report and notes to financial statements

                                    LINCOLN INTERNATIONAL CORPORATION
                                        STATEMENTS OF CASH FLOWS



                                                                  For the Years Ended July 31:
                                                               ---------------------------------
                                                                     2005              2004
                                                               ---------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                          $      (96,908)   $      128,509
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
          Depreciation                                                    -              20,885
          Gain on sale of property and equipment                          -            (367,633)
          Gain on sale of marketable securities                           -              (6,230)
          Gain on the surrender of common stock                           -             (72,000)
          Changes in operating assets and liabilities:
             Accounts receivable                                          -              56,213
             Other current assets                                         -               1,010
             Accounts payable                                             -             (35,250)
             Advances from - related party                           24,879                   -
             Accrued expenses                                        14,096             (39,571)
                                                               -------------     ---------------

          Net cash used in operating activities                     (57,933)           (314,067)
                                                               -------------     ---------------

Cash flows from investing activities:
    Proceeds from sale of rental property                                 -           1,182,090
    Disposal of property and equipment                                    -             (13,714)
    Purchase of property and equipment                                    -             (11,308)
    Net proceeds from the sale of marketable securities                   -              13,057
                                                               -------------     ---------------

          Net cash provided by investing activities                       -           1,170,125
                                                               -------------     ---------------

Cash flows from financing activities:
    Issuance (repurchase) of common stock, net                            -              12,825
    Repayment on line of credit                                           -             (47,500)
    Proceeds (repayment) of notes payable - related party            65,000             (52,819)
    Principal payments on long-term debt                                  -            (473,431)
    Principal payments on capital lease obligations                       -              (3,877)
    Liquidating dividend distribution                                     -            (313,200)
                                                               -------------     ---------------

          Net cash used in (provided by) financing activities        65,000            (878,002)
                                                               -------------     ---------------

          Net increase (decrease) in cash and cash equivalents        7,067             (21,944)

          Cash and cash equivalents at beginning of year                  -              21,944
                                                               -------------     ---------------

          Cash and cash equivalents at end of year             $      7,067      $            -
                                                               =============     ===============


Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                     $          -      $        3,184
                                                               =============     ===============

    Non-cash distribution-AUSA, Inc. stock                     $          -      $       90,380
                                                               =============     ===============



See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2005 and 2004



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Lincoln International Corporation (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations over the prior two years which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed under "Nature of Business" below and Note B, the Company has discontinued or sold all of its operations with only certain accrued expenses remaining on the July 31, 2005 and 2004 balance sheets. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.

Nature of Business: During the periods covered in this report, the Company operated two business segments: the Rental Property division and the Accounting USA division. Both of these divisions were discontinued in the fiscal year ended July 31, 2004.

The Rental Property division owned and operated commercial office rental properties in Louisville, Kentucky. Since August 1, 2000, the Company had owned and operated as many as four Class A suburban office properties. On August 22, 2003, the last remaining property was sold and the Company discontinued these operations with no plans to invest in rental properties in the future. See Note B for further discussion of the sale of the property.

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

Fair Value of Financial Instruments: Cash and accrued expenses are reflected in the financial statements at their carrying amount, which approximates fair value because of the short-term maturity of those instruments. The carrying amount of debt obligations in prior years approximates fair value because borrowings have rates that reflect currently available terms and conditions for similar debt.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is provided over the following estimated useful lives:

               Buildings and improvements                   20-40 years
               Leasehold improvements                         3-5 years
               Office and computer equipment                 3-12 years

The Company uses the straight-line method of computing depreciation for financial statement purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the lease term. Depreciation expense for the years ended July 31, 2005 and 2004 was $0 and $20,885, respectively.

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

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



NOTE B--DISCONTINUED OPERATIONS--CONTINUED

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

Pretax results of discontinued operations by business segment are as follows at July 31, 2004:

Segment:
                                                               2004
Rental Property division:
  Loss from operations                                       $  (66,469)
  Gain of sale of property & equipment                          367,633
                                                             -----------
                                                                301,164

Accounting USA division:
  Loss from operations                                          (93,226)

Combined:
  Loss from operations                                         (159,695)
  Gain of sale of property & equipment                          367,633
                                                             -----------
                                                             $  207,938
                                                             ===========

NOTE C--LINE OF CREDIT AND LONG-TERM DEBT OBLIGATIONS

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

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



NOTE C--LINE OF CREDIT AND LONG-TERM DEBT OBLIGATIONS--CONTINUED

Between September 27, 2004 and July 31, 2005, the Company's principal shareholder has made a total of $84,100 in loan advances to the Company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 731,687 shares of common stock. The notes also include warrants to purchase a total of 731,687 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value. Interest expense for the year ended July 31, 2005 is $4,268.

NOTE D--ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                    2005               2004
                                             ---------------     ---------------

     Accrued professional fees               $      44,828       $      35,000
     Accrued interest - related party                4,268                   -
                                             ---------------     ---------------
                                             $      49,096       $       35,000

NOTE E--INCOME TAXES

The components of the income tax expense are as follows:

                                                  2005               2004
                                             ---------------     ---------------

     State and local income taxes            $            -      $        7,000

At July 31, 2004, the Company had net operating loss carryforwards of approximately $1.3 million expiring through 2023 available to offset future federal and state taxable income. However, local tax statutes do not allow for the use of net operating loss carryforwards resulting in an income tax liability in periods with taxable income. Accordingly, the Company has incurred and paid $7,000 in estimated local income taxes as of July 31, 2004. Due to the nature of the change in control, utilization of the net operating loss carryforwards is not possible (also see Note J).

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

                                                    2005               2004
                                             ---------------     ---------------
Deferred tax assets:
     Net operating loss carryforwards        $            -      $      509,766
Valuation allowance                                                    (509,766)
                                             ---------------     ---------------
Net deferred tax asset (liability)           $            -      $            -
                                             ===============     ===============

The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate to income before income taxes:

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



NOTE E--INCOME TAXES--CONTINUED

                                                    2005               2004
                                             ---------------     ---------------

     Federal tax at the statutory rate       $            -      $       46,073
     State and local income taxes, net of
        federal Tax benefit                               -               7,000
     Change in valuation allowance                        -            (115,348)
     Effect of distribution of AUSA, Inc.                 -              69,275
                                             ---------------     ---------------

      Provision for income taxes             $            -      $        7,000
                                             ===============     ===============

NOTE F--PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2005 and 2004. The plan had a zero balance as of July 31, 2005 and 2004.

NOTE G--LITIGATION SETTLEMENT

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

NOTE H--REVERSE STOCK SPLIT

On February 18, 2003, the Company made effective a three-to-one reverse stock split, which stockholders approved on December 6, 2002. The purpose of the split was to attempt to reduce the number of outstanding stockholders below 300 in order for the Company to have the ability to terminate its registration pursuant to Section 12(g) of the Securities Exchange Act and become a private company. Under the resolution, any fractional share existing post-split would be automatically converted into "scrip" with a value of $120 per old share. Any stockholder interested in maintaining an interest in the Company was offered the ability to acquire a sufficient interest in a new share that, when combined with the present holding, would equate to one whole new share. All references in the financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively to reflect the three-to-one reverse stock split.

The following is a summary of the completed transaction:

        Old              1-for-3      Fractional     Shares        New
        Shares           Split        "Scrip"        Purchased     Shares
        ---------        ---------    ----------     ---------     ---------
        8,792,000        2,931,000    (156,000)      1,000         2,776,000

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



NOTE I--RELATED PARTY TRANSACTIONS

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

Between September 27, 2004 and April 30, 2005, the Company's principal shareholder has made a total of $65,000 in loan advances to the Company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

Between May 1, 2005 and July 31, 2005, Lincoln`s principal shareholder paid certain expenses of the company totaling $24,879 that are to be reimbursed at a later date.

NOTE J--CHANGE IN CONTROL

On August 6, 2004, certain stockholders representing 83.3% of the Company's issued and outstanding shares sold their stock to a third party. The new controlling stockholder has acquired the Common Stock of the Company as an investment. In connection with the acquisition of the Common Stock all directors and officers of the Company resigned and two designees selected by the new principal owner were elected to the Board of Directors. The new Board of Directors then elected two new officers who serve, respectively, as (a) President and Secretary and (b) Treasurer and Assistant Secretary. Due to the nature of the change in control, utilization of the net operating loss carryforwards is not possible.

NOTE K--REVERSE MERGER

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

LINCOLN INTERNATIONAL CORPORATION

July 31, 2005 and 2004



NOTE L--STOCK DIVIDEND

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this event. As a result, the Company's par value changed to $0.0001, reflected as a recapitalization at July 31, 2005.

NOTE M--SUBSEQUENT EVENTS

Lincoln entered into an agreement dated September 30, 2005 with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware. Pursuant to this agreement, the sole stockholder of ShowToGo, LLC will exchange all of his outstanding securities in that company in return for approximately 22,968,000 shares of Lincoln's common stock, and ShowToGo, LLC will become a wholly-owned subsidiary of Lincoln. Lincoln's stockholders of record as of the closing shall receive a payment of $111,000, minus any unpaid expenses currently outstanding, and STG shall repay approximately $65,000 of Lincoln's outstanding indebtedness. This transaction is subject to a number of conditions precedent, including the successful completion by ShowToGo, LLC of a private placement transaction wherein it raises at least $2,000,000. There is no assurance that such conditions will be achieved or the transaction completed.

The closing of this transaction will result in a change of control of Lincoln as well as the resignation of all of Lincoln's current directors and officers. After the closing, Lincoln intends to change its name to ShowToGo, Inc.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 8, 2005 Lincoln received notice that its current accounting firm, Carpenter, Mountjoy & Bressler, PSC, was resigning effective immediately. Carpenter, Mountjoy & Bressler's reports for the last two fiscal years did not contain any adverse opinion, disclaimer of opinion or was modified in any way. There were no disagreements with Lincoln's former accountant as to any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure.

On August 1, 2005, Lincoln engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as its new independent auditor.

ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Lincoln's management evaluated, with the participation of its chief executive officer and its chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, its chief executive officer and its chief financial officer have concluded that Lincoln's disclosure controls and procedures are effective to ensure that information which the company is required to disclose in reports that the company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in Lincoln's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III


ITEM 9:   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors, Executive Officers and 5% Shareholders

Directors, Executive
Officers and 5%                            Shares Owned as of
Shareholders               Since    Age      July 31, 2004      Percent of Class
--------------------       -----    ---    ------------------   ----------------

Derek L. Caldwell (1)       2004      40          0                     0.0%
 President, Secretary
 and Director

Samir N. Masri (1)          2004      60          0                     0.0%
 Treasurer, Assistant
 Secretary and Director

Officers and Directors                            0                     0.0%
 as a Group                                ==================   ================



(1) Messrs. Caldwell and Masri were appointed to the Board of Directors and their current positions on August 6, 2004 following a change in control of the company.
BUSINESS HISTORY OF OFFICERS AND DIRECTORS

Derek L. Caldwell--Mr. Caldwell has been President, Secretary, and a Director of Lincoln since August 6, 2004. He is also Executive Vice President of Sunrise Financial Group where he has helped more than one hundred public and private emerging growth companies find institutional funding and sponsorship. Prior to joining Sunrise Financial Group in 1993, Mr Caldwell held several positions in technology sales and marketing including Ziff-Davis and Canon. He received his BA in Economics from Wake Forest University in 1989.

Samir N. Masri--Mr. Masri has been Treasurer, Assistant Secretary, and a Director of Lincoln since August 6, 2004. He has a masters degree in Politics Philosophy and Economics from St Catherine's College, Oxford. He is a fellow of the Institute of Chartered Accountants in England and Wales, and a CPA licensed in New York where he is also in private practice. He is an active Board Member of two not-for-profit organizations in New York.

The Board of Directors of Lincoln does not have an audit committee and the only director that qualifies as a financial expert is Samir Masri. The Board of Directors, when appropriate, fulfills the same functions as would an audit committee.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Mr. Nathan Low, the majority owner of the company, was late in filing a Form 4 concerning the acquisition of certain derivative securities of Lincoln. This Form 4 covered three transactions in which Mr. Low advanced funds to Lincoln in return for certain convertible promissory notes and warrants as more fully explained in ITEM 12. These derivative securities are available only upon Mr. Low's conversion of his outstanding loans to the company. Currently, Lincoln expects Mr. Low to cancel these loans without exercising the conversion feature.


CODE OF ETHICS


Lincoln has not adopted a Code of Ethics that applies to any of its directors, officer or employees. Based on the liquidation of the company's operations and the impending sale of a controlling interest in the company which was completed on August 6, 2004, Lincoln determined that it was an unnecessary use of its corporate time and resources to develop and adopt a Code of Ethics at this time.

ITEM 10:  EXECUTIVE COMPENSATION


The directors received no compensation for meetings. Lincoln has no outstanding equity based compensation plans, including stock option plans. No stock, options or other equity of Lincoln has been issued to any director or officer of the company during the last two fiscal years and no option or other right to acquire securities of the company is currently outstanding.


                           SUMMARY COMPENSATION TABLE

--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
NAME AND PRINCIPAL          YEAR                   SALARY                  BONUS                  OTHER COMPENSATION
POSITION
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Derek L. Caldwell,          2005                   $0                      $0                     $0
President and Secretary
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Samir N. Masri, Treasurer   2005                   $15,000                 $0                     $0
and Assistant Secretary
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Thurman L. Sisney,          2004                   $12,954                 $0                     $  9,492
President, Treasurer
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Richard J. Frockt, Acting   2004                   $0                      $0                     $0
President and Secretary
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Kenneth S. Berryman, Acting 2004                   $44,538                 $0                     $0
Treasurer and President of
the AUSA division
--------------------------- ---------------------- ----------------------- ---------------------- ----------------------

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------- ---------------------- ----------------------- -----------------
Title of Class  Name and Address of    Amount and Nature of    Percent of Class
                Beneficial Owner       Beneficial Ownership
--------------- ---------------------- ----------------------- -----------------
Common Stock    Nathan Low             2,175,000  shares of    83.33%
                                       Common Stock
--------------- ---------------------- ----------------------- -----------------

All of the company's securities are no par common stock.

ITEM 12:  Certain Relationships and Related Transactions.

Between September 27, 2004 and April 30, 2005, Lincoln's principal shareholder has made a total of $65,000 in loan advances to the company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

Between May 1, 2005 and July 31, 2005, Lincoln's principal shareholder paid certain expenses of the company totaling $24,879 that are to be reimbursed at a later date.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:



Exhibit       Description of Document
Number

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

(6) Form 8-K filed July 1, 2004 reporting the mutual termination of a Stock Purchase Agreement with Geneva Equities, Ltd.

(7) Form 8-K filed July 12, 2005 reporting the resignation of the Lincoln's principal independent accountant and the appointment of Sherb & Co., LLP as Lincoln's new principal independent accountant.

(8) Form 8-K filed October 4, 2005 reporting the entering of a material agreement with ShowToGo, LLC that will result in a change of control.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Lincoln's annual financial statements and review of financial statements included in the company's Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $18,000 and $22,235, respectively.


Audit Related Fees


The aggregate fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Lincoln's financial statements and are not reported under Item 9(e)(1) of Schedule 14A for those fiscal years are $0 and $0, respectively.


Tax Fees


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for those fiscal years is $0 and $133, respectively.


All Other Fees


The aggregate fees billed for each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above in this Item 14 are $0 and $0, respectively.

The board of directors of Lincoln does not have a separate audit committee. The board of directors does not have any policy regarding the pre-approval of audit or non-audit related services by its accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President, Chief Executive Officer, and Secretary, Derek L. Caldwell, and by its Treasurer, Chief Financial Officer, and Assistant Secretary, Samir N. Masri, as thereunto duly authorized in the New York, New York, on the 28th day of October, 2005.

                        LINCOLN INTERNATIONAL CORPORATION


                                      /s/ Derek L. Caldwell
                                      ------------------------------------------
                                      By: Derek L. Caldwell,
                                          President and Chief Executive Officer

Date: October 28, 2005


                                      /s/ Samir N. Masri
                                      ------------------------------------------
                                      By: Samir N. Masri,
                                      Treasurer and Chief Financial Officer

Date: October 28, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


 SIGNATURE                      TITLE

(1)  Principal Executive Officers


/s/ Derek L. Caldwell           President and Chief Executive Officer
-----------------------
By: Derek L. Caldwell


/s/ Samir N. Masri              Treasurer and Chief Financial Officer
-----------------------
By: Samir N. Masri



(2) Directors


/s/ Derek L. Caldwell           Director
-----------------------
Derek L. Caldwell


/s/ Samir N. Masri              Director
-----------------------
Samir N. Masri