Form 10QSB
period 2005-10-31
LINCOLN INTERNATIONAL CORP
filed 2005-12-09
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended October 31, 2005 Commission file No. 0-05767

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 9, 2005: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX

                                                                        PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

              Balance Sheets as of October 31, 2005 and July 31, 2005...... 3

              Statements of Operations for the three months
              ended October 31, 2005 and October 31, 2004.................. 4

              Statements of Cash Flows for the three months ended
              October 31, 2005 and October 31, 2004........................ 5

              Notes to the Financial Statements............................ 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 8

     Item 3.  Controls and Procedures......................................10

Part II: Other Information

     Item 1.  Legal Proceedings............................................10

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..10

     Item 3.  Defaults upon Senior Securities..............................10

     Item 4.  Submission of Matters to a Vote of Security Holders..........10

     Item 5.  Other Information............................................10

     Item 6.  Exhibits and Reports on Form 8-K.............................11

     Signatures
                                        2

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                       (Unaudited)        (Audited)
                                                        10/31/05           7/31/05
                                                      -------------     -------------
                                     ASSETS
Current assets:
  Cash & equivalents                                  $     24,409      $      7,067
                                                      -------------     -------------
Total assets                                          $     24,409      $      7,067
                                                      =============     =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                    $     36,682      $     49,096
  Advances from - related party                             70,126            24,879
  Notes payable - related party                             65,000            65,000
                                                      -------------     -------------
            Total current liabilities                      171,808           138,975

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     Authorized, no shares issued and outstanding                -                 -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/05)                    261               261
  Additional paid-in-capital                             1,918,361         1,918,361
  Accumulated deficit                                   (2,066,021)       (2,050,530)
                                                      -------------     -------------

            Total stockholders' deficit                   (147,399)         (131,908)
                                                      -------------     -------------
            Total liabilities and
               stockholders' deficit                  $     24,409      $      7,067
                                                      =============     =============

  The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)


                                                 10/31/05           10/31/04
                                              -------------      -------------
Costs and expenses:
 Selling, general and administrative expenses       13,195             17,706
                                              -------------       ------------
            Loss from operations                   (13,195)           (17,706)
                                              -------------       ------------
Other income (expense):
  Interest expense, net                             (2,276)              (120)
  Miscellaneous income (expense)                       (20)               527
                                              -------------       ------------
           Total other income (expense), net        (2,296)               407
                                              -------------       ------------

            Net loss                          $    (15,491)       $   (17,299)
                                              =============       ============
Per Common Share:
  Loss from operations                        $      (0.01)       $     (0.01)
                                              -------------       ------------
            Net loss                          $      (0.01)       $     (0.01)
                                              =============       ============

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED:
                                   (Unaudited)

                                                 10/31/05            10/31/04
                                               ------------        ------------
Cash flows from operating activities:
  Net loss                                     $   (15,491)        $   (17,299)
  Adjustments to reconcile net loss
        to net cash provided by (used in)
         operating activities:
        (Increase) decrease in:
          Receivables                                    -                (527)
        Increase (decrease) in:
          Advances from related party               45,247                   -
          Accrued expenses                         (12,414)            (19,820)
                                               ------------        ------------
          Net cash provided by (used in)
               operating activities                 17,342             (37,646)
                                               ------------        ------------

Cash flows from financing activities:
  Proceeds of notes payable - related party              -              45,000
                                               ------------        ------------
          Net cash provided  by
               financing activities                      -              45,000
                                               ------------        ------------
          Net increase in cash                      17,342               7,354

          Cash at beginning of the year              7,067                   -
                                               ------------        ------------
          Cash at end of period                $    24,409         $     7,354
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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at October 31, 2005 and July 31, 2005 and the results of operations for the three months ended October 31, 2005 and October 31, 2004. The notes to the financial statements contained in the 2005 Form 10-KSB should be read in conjunction with these financial statements.

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

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

NOTE C - MERGER & RECAPITALIZATION

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

NOTE D - STOCK DIVIDEND

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this stock split.

NOTE E - SHOWTOGO SHARE EXCHANGE

Lincoln has entered into a share exchange agreement with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware ("STG"). Should the transaction be consummated, the current unitholders of STG would acquire control of Lincoln and the existing stockholders of Lincoln would hold approximately 10% of the combined entity. The closing of the share exchange is subject to a number of conditions, including the closing by STG on a specified minimum amount of financing. There is no assurance that any of the closing conditions will be achieved or that the share exchange will be consummated.

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

On July 5, 2004, Lincoln's board of directors declared a liquidating distribution of $0.12 per share in the form of a cash dividend on its common stock, no par value, payable to shareholders of record on July 5, 2004. This dividend totaled $313,200 and was paid on July 14, 2004.

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

On October 20, 2004, a Schedule 14C Information Statement was filed by the Company providing Notice of Action to be Taken by Written Consent of the Stockholders. This action was taken to authorize the merger of the Lincoln International Corporation, a Kentucky corporation, into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware. This transaction was completed on November 3, 2004.

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

Developments During the First Quarter of Fiscal 2006

On September 30, 2005, Lincoln entered into an agreement with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware. Pursuant to this agreement, the sole shareholder of ShowToGo, LLC will exchange all of his outstanding securities in that company in return for approximately 22,968,000 shares of Lincoln's common stock, and ShowToGo, LLC will become a wholly-owned subsidiary of Lincoln. Lincoln's shareholders of record as of the closing shall receive a payment of $111,000, minus any unpaid expenses currently outstanding, and STG shall repay approximately $65,000 of Lincoln's outstanding indebtedness. This transaction is subject to a number of conditions precedent, including the successful completion by ShowToGo, LLC of a private placement transaction wherein it raises at least $2,000,000. There is no assurance that such conditions will be achieved or the transaction completed.

The closing of this transaction will result in a change of control of Lincoln as well as the resignation of all of Lincoln's current directors and officers. After the closing, Lincoln intends to change its name to ShowToGo, Inc.

 RESULTS OF OPERATIONS

Three Months Ended October 31, 2005 Compared to the Three Months Ended October 31, 2004

The Company had no commercial operations in the first fiscal quarter of 2006 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of corporation's public shell and the negotiations of a potential merger with ShowToGo, LLC.

The Company incurred $13,195 in operating expenses in the first fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expenses consisted primarily of $2,276 of interest expense accrued on notes payable to the Company's principal shareholder. The net loss for the quarter totaled $15,491.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. Between September 27, 2004 and October 31, 2005, Lincoln's principal shareholder has loaned the Company a total of $65,000 for general corporate purposes and made other cash advances totaling $70,126. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

Exhibit No.            Description

10.1 Share Exchange Agreement with ShowToGo, LLC (Incorporated by reference from the Current Report on Form 8-K, dated September 30, 2005).

22.1 Definitive Information Statement filed with the Securities and Exchange Commission on October 20, 2004 (Incorporated by Reference).

31.1                   Certification of the Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

31.2                   Certification of the Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

32.1                   Certification of the Chief Executive Officer pursuant to
                       U.S.C. Section   1350,   as adopted pursuant to Section
                       906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed a Current Report on Form 8-K, dated September 30, 2005 which is hereby incorporated by reference.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LINCOLN INTERNATONAL CORPORATION

                                      /s/ Derek L. Caldwell
                                          --------------------------------------
                                   Name:  Derek L. Caldwell
                                  Title:  President and Chief Executive Officer
                                   Date:  December 9, 2005