Form 10QSB
period 2006-01-31
LINCOLN INTERNATIONAL CORP
filed 2006-03-09
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended January 31, 2006 Commission file No. 0-05767

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

YES [ ] NO [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X ] NO [ ]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of March 10, 2006: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of January 31, 2006 (Unaudited)
          and July 31, 2005................................................3

          Statements of Operations (Unaudited) for the three months ended
          January 31, 2006 and January 31, 2005 ...........................4

          Statements of Operations (Unaudited) for the six months
          ended January 31, 2006 and January 31, 2005 .....................5

          Statements of Cash Flows (Unaudited) for the six months ended January
          31, 2006 and January 31, 2005 ...................................6

          Notes to the Financial Statements (Unaudited) ...................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................9

     Item 3.  Controls and Procedures .....................................11

Part II: Other Information

ITEM 1.  LEGAL PROCEEDINGS.................................................12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

ITEM 5.  OTHER INFORMATION.................................................12

ITEM 6. EXHIBITS...........................................................12

Signatures

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                       (Unaudited)         (Audited)
                                                          1/31/06           7/31/05
                                                        -------------     -------------

                                          ASSETS
Current assets:
  Cash & equivalents                                    $        128     $       7,067
  Unemployment tax refund receivable                           2,102                -
                                                        -------------     -------------
Total assets                                            $      2,230     $       7,067
                                                        =============     =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                      $     17,769      $     49,096
  Advances from - related parties                             78,326            24,879
  Notes payable - related party                               65,000            65,000
                                                        -------------     -------------
            Total current liabilities                        161,095           138,975

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     Authorized, no shares issued and outstanding                  -                 -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/05)                      261               261
  Additional paid-in-capital                               1,918,361         1,918,361
  Accumulated deficit                                     (2,077,487)       (2,050,530)
                                                        -------------     -------------

            Total stockholders' deficit                     (158,865)         (131,908)
                                                        -------------     -------------
            Total liabilities and
               stockholders' deficit                    $      2,230      $      7,067
                                                        =============     =============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (UNAUDITED)


                                                   1/31/06            1/31/05
                                             --------------      -------------

Costs and expenses:
  Selling, general & admin. expenses         $       9,802       $      7,666
                                             --------------      -------------
            Loss from operations                    (9,802)            (7,666)
                                             --------------      -------------

Other income (expense):
  Interest expense, net                             (3,225)            (1,161)
  Miscellaneous income (expense), net                2,086                  -
                                             --------------      -------------
            Total other income (expense), net       (1,139)            (1,161)
                                             --------------      -------------


            Pretax loss                            (10,941)            (8,827)

  Income tax expense                                   525                  -
                                             --------------      -------------

            Net loss                        $      (11,466)      $     (8,827)
                                            ===============      =============

Per Common Share:

  Loss from operations                      $        (0.00)      $      (0.00)
                                             --------------      -------------
            Net loss                        $        (0.00)      $      (0.00)
                                            ===============      =============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
                                            ===============      =============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED:
                                   (UNAUDITED)


                                                   1/31/06            1/31/05
                                             --------------      -------------

Costs and expenses:
  Selling, general & admin. expenses         $      22,997       $     25,373
                                             --------------      -------------
            Loss from operations                   (22,997)           (25,373)
                                             --------------      -------------

Other income (expense):
  Interest expense, net                             (5,501)            (1,281)
  Miscellaneous income, net                          2,066                527
                                             --------------      -------------
            Total other income (expense), net       (3,435)              (754)
                                             --------------      -------------

            Pretax loss                            (26,432)           (26,127)

  Income tax expense                                   525                -
                                             --------------      -------------

            Net loss                         $     (26,957)      $    (26,127)
                                             ==============      =============

Per Common Share:

  Loss from operations                       $       (0.01)      $      (0.01)
                                             --------------      -------------
            Net loss                         $       (0.01)      $      (0.01)
                                             ==============      =============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
                                             ==============      =============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED:
                                   (Unaudited)

                                                 1/31/06             1/31/05
                                             ------------        ------------
Cash flows from operating activities:
  Net loss                                   $   (26,957)        $   (26,127)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
        (Increase) decrease in:
          Receivables                             (2,102)               (527)
        Increase (decrease) in:
          Advances from related parties           53,447                   -
          Accrued expenses                       (31,327)            (27,272)
                                             ------------        ------------
          Net cash used in operating
               activities                         (6,939)            (53,926)
                                             ------------        ------------

Cash flows from financing activities:
  Proceeds of notes payable - related party            -              55,000
                                             ------------        ------------
          Net cash provided by
               financing activities                    -              55,000
                                             ------------         -----------
          Net increase (decrease) in cash         (6,939)              1,074

          Cash at beginning of period              7,067                  -
                                            ------------         -----------
          Cash at end of period             $        128         $    1,074
                                            ============         ===========

Supplemental disclosure of cash flow
information:

Cash paid during the period for interest    $         -          $        -
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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at January 31, 2006 and July 31, 2005 and the results of operations for the three months ended January 31, 2006 and January 31, 2005. The notes to the financial statements contained in the 2005 Form 10-KSB should be read in conjunction with these financial statements.

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

Between September 27, 2004 and April 30, 2005, Lincoln's principal shareholder has made a total of $65,000 in loan advances to the company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction that is believed to approximate fair market value.

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

Between May 1, 2005 and January 31, 2006, Lincoln's principal shareholder paid certain expenses of the company totaling $78,326 that is to be reimbursed at a later date.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2006 Compared to the Three Months Ended January 31, 2005

The Company had no commercial operations in the second fiscal quarter of 2006 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of the corporation's status as a public shell company and the negotiations of a potential merger with ShowToGo, LLC.

The Company incurred $9,802 in operating expenses in the second fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $2,086 primarily due to a refund of overpaid unemployment taxes and $3,225 of interest expense accrued on notes payable to the Company's principal shareholder. After taxes payable of $525, the net loss for the quarter totaled $11,466.

The Company incurred $7,666 in operating expenses in the first fiscal quarter of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $1,161 of interest expense accrued on a note payable to the Company's principal shareholder. The net loss for the quarter totaled $8,827.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Six Months Ended January 31, 2006 Compared to the Six Months Ended January 31, 2005

The Company had no commercial operations in the first six months of 2006 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of the corporation's status as a public shell company and the negotiations of a potential merger with ShowToGo, LLC.

The Company incurred $22,997 in operating expenses in the first six months of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $2,066 primarily due to a refund of overpaid unemployment taxes and $5,501 of interest expense accrued on notes payable to the Company's principal shareholder. After taxes payable of $525, the net loss for the period totaled $26,957.

The Company incurred $25,373 in operating expenses in the first six months of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $527 due to an income tax refund and $1,281 of interest expense accrued on a note payable to the Company's principal shareholder. The net loss for the quarter totaled $26,127.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporation's status as a public shell company on an ongoing basis. Between September 27, 2004 and January 31, 2006, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $78,326 for the payment of fees and expenses. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6. EXHIBITS

(a)      Exhibit Index

Exhibit No.              Description
-----------              ------------

10.1 Share Exchange Agreement with ShowToGo, LLC (Incorporated by reference from the Current Report on Form 8-K, dated September 30, 2005.

22.1 Definitive Information Statement filed with the Securities and Exchange Commission on October 20, 2004 (Incorporated by Reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Lincoln International Corporation was not required to file a Form 8K during the current quarter.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LINCOLN INTERNATONAL CORPORATION

                                               /s/ Derek L. Caldwell
                                               ---------------------------------
                                               Name:   Derek L. Caldwell
                                               Title:  President and Chief
                                                       Executive Officer
                                               Date:   March 09, 2006