Form 10QSB
period 2006-04-30
LINCOLN INTERNATIONAL CORP
filed 2006-05-24
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter ended April 30, 2006 Commission file No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                     20-1748504
______________________________                     ______________________
(State of other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                        10022
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

YES [X ] NO [ ]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of May 24, 2006: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                         PAGE(S)

Part I: Financial Information

     Item 1.  Financial Statements:

          Balance Sheets as of April 30, 2006 (Unaudited)
              and July 31, 2005                                                1

          Statements of Operations (Unaudited) for the
              three months ended April 30, 2006 and
              April 30, 2005                                                   2

          Statements of Operations (Unaudited) for the
               nine months ended April 30, 2006 and
               April 30, 2005                                                  3

          Statements of Cash Flows (Unaudited) for the
               nine months ended April 30, 2006 and
               April 30, 2005                                                  4

          Notes to the Financial Statements (Unaudited)                      5-7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8-10

     Item 3.  Controls and Procedures                                         10

Part II: Other Information

     Item 1.  Legal Proceedings                                               10

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     10

     Item 3.  Defaults Upon Senior Securities                                 10

     Item 4.  Submission of Matters for a vote of Security Holders            10

     Item 5.  Other Information                                               10

     Item 6.  Exhibits                                                        11

     Signatures                                                               11

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                       (Unaudited)         (Audited)
                                                          4/30/06           7/31/05
                                                       __________        __________

                                          ASSETS
Current assets:
  Cash & equivalents                               $        9,439     $       7,067
  Unemployment tax refund receivable                        2,102                 -
                                                   ______________     _____________
Total assets                                       $       11,541     $       7,067
                                                   ==============     =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                 $       21,307      $     49,096
  Advances from - related party                           102,626            24,879
  Notes payable - related party                            65,000            65,000
                                                    _____________      ____________
            Total current liabilities                     188,933           138,975

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     Authorized, no shares issued and outstanding               -                 -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/05)                   261               261
  Additional paid-in-capital                            1,918,361         1,918,361
  Accumulated deficit                                  (2,096,014)       (2,050,530)
                                                     ____________      ____________

            Total stockholders' deficit                  (177,392)         (131,908)
                                                     ____________      ____________
            Total liabilities and
               stockholders' deficit                 $     11,541      $      7,067
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


                                                   4/30/06            4/30/05
                                             _____________      _____________

Costs and expenses:
  Selling, general & admin. expenses         $      14,627       $     15,953
                                             _____________       ____________
            Loss from operations                   (14,627)           (15,953)
                                             _____________       ____________

Other expense:
  Interest expense, net                             (3,374)            (1,374)
                                             _____________       ____________
            Total other expense                     (3,374)            (1,374)
                                             _____________       ____________


            Pretax loss                            (18,001)           (17,327)

  Income tax expense                                   525                  -
                                             _____________       ____________

            Net loss                         $     (18,526)      $    (17,327)
                                             =============       ============

Per Common Share:

  Loss from operations                       $       (0.01)      $      (0.01)
                                             _____________       ____________
            Net loss                         $       (0.01)      $      (0.01)
                                             =============       ============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
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


                                                   4/30/06            4/30/05
                                             _____________      _____________

Costs and expenses:
  Selling, general & admin. expenses         $      37,625       $     41,326
                                             _____________       ____________
            Loss from operations                   (37,625)           (41,326)
                                             _____________       ____________

Other income (expense):
  Interest expense, net                             (8,875)            (2,655)
  Miscellaneous income, net                          2,066                527
                                             _____________       ____________
            Total other income (expense), net       (6,809)            (2,128)
                                             _____________       ____________

            Pretax loss                            (44,434)           (43,454)

  Income tax expense                                 1,050                  -
                                             _____________       ____________

            Net loss                         $     (45,484)      $    (43,454)
                                             =============       ============

Per Common Share:

  Loss from operations                       $       (0.02)      $      (0.02)
                                             _____________       ____________
            Net loss                         $       (0.02)      $      (0.02)
                                             =============       ============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
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

                                                           4/30/06             4/30/05
                                                      ____________        ____________
Cash flows from operating activities:
  Net loss                                            $    (45,484)       $    (43,454)
  Adjustments to reconcile net loss to net cash
         provided by (used in)operating activities:
        (Increase) decrease in:
          Receivables                                       (2,102)                  -
        Increase (decrease) in:
          Advances from related parties                     77,748                   -
          Accrued expenses                                 (27,790)            (20,677)
                                                      ____________       _____________
          Net cash provided by (used in)
               operating activities                          2,372             (64,131)
                                                      ____________       _____________

Cash flows from financing activities:
  Proceeds of notes payable - related party                      -              65,000
                                                      ____________        ____________
          Net cash provided by
               financing activities                              -              65,000
                                                      ____________        ____________
          Net increase in cash                               2,372                 869

          Cash at beginning of period                        7,067                   -
                                                      ____________        ____________
          Cash at end of period                       $      9,439        $        869
                                                      ============        ============

Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $          -        $          -
                                                      ============        ============

Cash paid during the period for taxes                 $      1,050        $          -
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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at April 30, 2006 and July 31, 2005 and the results of operations for the three and nine months ended April 30, 2006 and April 30, 2005. The notes to the financial statements contained in the 2005 Form 10-KSB should be read in conjunction with these financial statements. Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ended July 31, 2006.

NOTE B - CRITICAL ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates

NET LOSS PER SHARE: Basic loss per share is computed using the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, when their effect is dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS: In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE D - NOTES AND ADVANCES PAYABLE - RELATED PARTY

Between September 27, 2004 and April 30, 2005, Lincoln's principal shareholder has made a total of $65,000 in loan advances to the Company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction that is believed to approximate fair market value. Between May 1, 2005 and April 30, 2006, Lincoln's principal shareholder paid the professional fees and expenses of the company totaling $102,626 that is to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

NOTE E - STOCK DIVIDEND

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the Company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this stock split.

NOTE F - SHOWTOGO SHARE EXCHANGE

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

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has be restated retroactively for this stock split. Between May 1, 2005 and April 30, 2006, Lincoln's principal shareholder paid the professional fees and expenses of the company totaling $102,626 that is to be reimbursed at a later date with interest accrued at an annual rate of 9.0%. On September 30, 2005, Lincoln entered into an agreement with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware. Pursuant to this agreement, the sole shareholder of ShowToGo, LLC will exchange all of his outstanding securities in that company in return for approximately 22,968,000 shares of Lincoln's common stock, and ShowToGo, LLC will become a wholly-owned subsidiary of Lincoln. Lincoln's shareholders of record as of the closing shall receive a payment of $111,000, minus any unpaid expenses currently outstanding, and STG shall repay approximately $65,000 of Lincoln's outstanding indebtedness. This transaction is subject to a number of conditions precedent, including the successful completion by ShowToGo, LLC of a private placement transaction wherein it raises at least $2,000,000. There is no assurance that such conditions will be achieved or the transaction completed.

The closing of this transaction will result in a change of control of Lincoln as well as the resignation of all of Lincoln's current directors and officers. After the closing, Lincoln intends to change its name to ShowToGo, Inc.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 Compared to the Three Months Ended April 30, 2005

The Company had no commercial operations in the third fiscal quarter of 2006 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of the corporation's status as a public shell company and the negotiations of a potential merger with ShowToGo, LLC.

The Company incurred $14,627 in operating expenses in the third fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expenses consisted of $3,374 of interest expense accrued on notes payable to the Company's principal shareholder. After taxes payable of $525, the net loss for the quarter totaled $18,526.

The Company incurred $15,953 in operating expenses in the third fiscal quarter of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expense consisted of $1,374 of interest expense accrued on a note payable to the Company's principal shareholder. The net loss for the quarter totaled $17,327..

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Nine Months  Ended April 30,  2006  Compared to the Nine Months  Ended April 30,
2005

The Company had no commercial operations in the first nine months of 2006 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of the corporation's status as a public shell company and the negotiations of a potential merger with ShowToGo, LLC.

The Company incurred $37,624 in operating expenses in the first nine months of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $2,066 primarily due to a refund of overpaid unemployment taxes and $8,875 of interest expense accrued on notes payable to the Company's principal shareholder. After income taxes payable of $1,050, the net loss for the period totaled $45,483.

The Company incurred $41,326 in operating expenses in the first nine months of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $527 due to an income tax refund and $2,655 of interest expense accrued on a note payable to the Company's principal shareholder. The net loss for the quarter totaled $43,454.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporation's status as a public shell company on an ongoing basis. Between September 27, 2004 and April 30, 2006, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $102,626 for the payment of fees and expenses. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

                                ITEM 6. EXHIBITS

(a)      Exhibit Index

Exhibit No.              Description
-----------              -----------

10.1                     Share   Exchange    Agreement   with   ShowToGo,    LLC
                         (Incorporated by reference from the Current Report on Form 8-K, dated September 30, 2005.

22.1                     Definitive   Information   Statement   filed  with  the
                         Securities and ExchangeCommission on October 20, 2004 (Incorporated by Reference).

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

                                   LINCOLN INTERNATIONAL CORPORATION


                               /s/ Derek L. Caldwell
                                   -----------------
                                   Name:  Derek L. Caldwell
                                   Title:  President and Chief Executive Officer
                                   Date:  May 24, 2006