Form 10KSB
period 2006-07-31
LINCOLN INTERNATIONAL CORP
filed 2006-09-21
CIK 59544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For fiscal year ended July 31, 2006 Commission File No. 0-05767

                        LINCOLN INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      # 20-1748504
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     641 Lexington Avenue, 25th Floor
              New York, New York                                 10022
---------------------------------------------                    -----
 (Address of principal executive office)                       (Zip Code)


                                 (212) 421-1616
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each
                                                    exchange on which
        Title of each class                             registered
        --------------------                     ----------------------
              None                                          None


          Securities registered pursuant to Section 12(g) of the Act:

                         $0.0001 Par Voting Common Stock
                       -----------------------------------
                                 Title of class


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES [X] NO [  ]

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

YES [X ] NO [ ]

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [  ]

State issuer's revenues for its most recent fiscal year.

The company had revenue of $0 in 2006.

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

Indicate the number of shares outstanding of each of the company's classes of common stock, as of September 21, 2006.

                   2,610,000 Common Shares ($0.0001 par value)

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

Developments During Fiscal 2006

Between August 1, 2005 and July 31, 2006, Lincoln's principal shareholder paid the professional fees and expenses of the company totaling $77,747, which is to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

On September 30, 2005, Lincoln entered into an agreement with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware. Pursuant to this agreement, the sole shareholder of ShowToGo, LLC was to exchange all of his outstanding securities in that company in return for approximately 22,968,000 shares of Lincoln's common stock, and ShowToGo, LLC was to become a wholly-owned subsidiary of Lincoln. On June 12, 2006, this share exchange agreement was terminated by the mutual written consent of Lincoln and STG.

Employees:

As of July 31, 2006, Lincoln had no employees.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There does not exist at the present time any regular market for any common stock of Lincoln. As of September 21, 2006, the company has 101 shareholders of record. The company did not pay any dividends to its stockholders in FY2006. The company does not have any equity compensation plan.

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

Fiscal Year Ended July 31, 2006 Compared to the Year Ended July 31, 2005

Lincoln had no commercial operations during fiscal 2006 or 2005 as all previous business operations were sold or discontinued by the end of fiscal 2004. All current activity has been limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

Lincoln incurred $62,701 in operating expenses in fiscal 2006. Other income and expenses consisted of $12,521 of interest expense accrued on cash advances and notes payable to Lincoln's principal shareholder and $2,066 of income largely related to a state unemployment tax refund. After $2,225 in state and local income taxes, the net loss for the year totaled $75,381.

Lincoln incurred $93,168 in operating expenses in fiscal 2005. Other income and expenses consisted of $4,267 of interest expense accrued on cash advances and notes payable to Lincoln's principal shareholder and $527 of income related to an income tax refund due. The net loss for the year totaled $96,908.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. In fiscal 2006, Lincoln's principal shareholder has advanced the Company a total of $77,747 for general corporate purposes. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

ITEM 7:  FINANCIAL STATEMENTS

                        LINCOLN INTERNATIONAL CORPORATION

                                Table of Contents

                             July 31, 2006 and 2005




Report of Independent Registered
Public Accounting Firm..............................................        F-1

Financial Statements

     Balance Sheets.................................................        F-2

     Statements of Operations.......................................        F-3

     Statements of Changes in Stockholders' Deficit.................        F-4

     Statements of Cash Flows.......................................        F-5

     Notes to Financial Statements..................................  F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lincoln International Corporation

We have audited the accompanying balance sheet of Lincoln International Corporation as of July 31, 2006 and 2005 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                                 /s/ Sherb & Co., LLP
                                          -------------------------------------
                                              Certified Public Accountants

New York, New York
September 17, 2006

                        LINCOLN INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                 As of July 31:

                                   A S S E T S

                                                    2006               2005
                                                -------------     -------------

Current assets:
     Cash and cash equivalents                   $    2,801        $    7,067
                                                -------------     -------------

         Total assets                            $    2,801        $    7,067
                                                =============     =============


                              L I A B I L I T I E S

Current liabilities:
     Accrued expenses                            $   42,464        $   49,096
     Advances from - related party                  102,626            24,879
     Notes payable - related party                   65,000            65,000
                                                -------------     -------------
         Total current liabilities                  210,090           138,975
                                                -------------     -------------

                     S T O C K H O L D E R S' D E F I C I T

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
  authorized, no shares issued and outstanding            -                 -
  Common stock, par value $0.0001 per share,
  500,000,000 shares authorized, 2,610,000 issued
  and outstanding (2,610,000 on 7/31/05)                261               261
  Additional paid-in capital                       ,918,361         1,918,361
  Accumulated deficit                            (2,125,911)       (2,050,530)
                                               -------------      ------------
   Total stockholders' deficit                     (207,289)         (131,908)
                                               -------------     -------------

   Total liabilities and stockholders' deficit $      2,801       $     7,067
                                               =============     =============


          See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                  For the Years Ended July 31:
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------

Cost and expenses:
  Selling, general and administrative expenses    $   62,701      $   93,168
                                                  ------------    ------------
Loss from operations                                 (62,701)        (93,168)
                                                  ------------    ------------

Other income (expense):

  Interest expense, net                              (12,522)         (4,267)
  Other income, net                                    2,066             527
                                                  ------------    ------------

    Total other expense, net                         (10,455)         (3,740)

  Net loss from operations                           (73,156)        (96,908)

Income tax expense                                     2,225               -
                                                  ------------    ------------

     Net loss                                     $  (75,381)     $  (96,908)
                                                  ============    ============

Per Common Share (basic and diluted):

     Net loss                                     $    (0.03)     $    (0.04)
                                                  =============   ============

Shares used in computing loss per common share     2,610,000       2,610,000
                                                  =============   ============

            See accompanying independent registered auditor's report
                        and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years ended July 31, 2006 and 2005



                                                                           Additional                                 Total
                                          Common             Common         Paid-in             Accumulated       Stockholders'
                                          Shares             Stock          Capital               Deficit            Deficit
                                        ------------     ---------------   --------------     ----------------   --------------


Balance at July 31, 2004                  2,610,000       $   1,918,622    $          -        $  (1,953,622)    $     (35,000)

Recapitalization effect of stock dividend         -          (1,918,361)      1,918,361                    -                 -

Net loss                                          -                   -               -              (96,908)          (96,908)
                                        ------------      --------------   -------------       ---------------    -------------

Balance at July 31, 2005                  2,610,000                 261       1,918,361           (2,050,530)         (131,908)

Net loss                                          -                   -               -              (75,381)          (75,381)
                                        ------------      --------------   -------------       ---------------    -------------

Balance at July 31, 2006                  2,610,000       $         261    $  1,918,361        $  (2,125,911)     $   (207,289)
                                        ============      ==============   =============       ===============    =============

                                            See accompanying independent registered auditor's report
                                                        and notes to financial statements

                                                                        F-4

                             LINCOLN INTERNATIONAL CORPORATION
                                 STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended July 31:
                                                                 ----------------------------
                                                                      2006           2005
                                                                  ------------   -----------
Cash flows from operating activities:
    Net loss                                                      $   (75,381)   $  (96,908)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
             Accrued expenses                                          (6,633)       14,096
                                                                    ----------     ---------

          Net cash used in operating activities                       (82,013)      (82,813)
                                                                    ----------     ---------

Cash flows from financing activities:
             Advances from - related party                             77,747        24,879
             Proceeds of notes payable - related party                      -        65,000
                                                                    ----------     ---------

          Net cash provided by financing activities                    77,747        89,879
                                                                    ----------     ---------

          Net increase (decrease) in cash and cash equivalents         (4,266)        7,067

          Cash and cash equivalents at beginning of year                7,067             -
                                                                    ----------     ---------

          Cash and cash equivalents at end of year                $     2,801    $    7,067
                                                                    ==========     =========

Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                        $         -    $        -
                                                                    ==========     =========

    Cash paid during the year for income taxes                    $         -    $        -
                                                                    ==========     =========

                           See accompanying independent registered auditor's report
                                        and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2006 and 2005

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations over the prior two years, which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in the notes that follow, the Company has discontinued or sold all of its operations with only certain accrued expenses remaining on the July 31, 2006 and 2005 balance sheets. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.

Nature of Business: Prior to the periods covered in this report, the Company operated two business segments: the Rental Property division and the Accounting USA division. The Rental Property division owned and operated commercial office rental properties in Louisville, Kentucky. The Accounting USA division provided bookkeeping services to small and mid-sized businesses and organizations primarily in the Louisville, Kentucky metropolitan area. Both of these divisions were discontinued in the fiscal year ended July 31, 2004.

Lincoln had no commercial operations during fiscal 2006 or 2005. All current activity has been limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

Reclassification: Certain amounts have been reclassified in 2005 to conform to the presentation in 2006.

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

LINCOLN INTERNATIONAL CORPORATION

July 31, 2006 and 2005



NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because

LINCOLN INTERNATIONAL CORPORATION

July 31, 2006 and 2005


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

NOTE B -- CHANGE IN CONTROL

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

NOTE C -- MERGER & RECAPITALIZATION

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

NOTE D -- STOCK DIVIDEND

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

NOTE E-- ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                 2006               2005
                                           ---------------     ---------------

     Accrued professional fees            $      24,500       $      44,828
     Accrued interest - related party            16,789               4,268
     Accrued expenses - other                     1,175                   -
                                           ---------------     ---------------

                                          $      42,464        $     49,096
                                           ===============     ===============

LINCOLN INTERNATIONAL CORPORATION

July 31, 2006 and 2005



NOTE F -- INCOME TAXES

The components of the income tax expense
are as follows:
                                              2006                2005
                                        ---------------     ------------------

     State and local income taxes        $    2,225            $       -


NOTE G -- NOTES AND ADVANCES PAYABLE RELATED PARTY

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

Between May 1, 2005 and July 31, 2006, Lincoln's principal shareholder has advanced $102,626 so the Company could pay its professional fees and other expenses. All advances are to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

NOTE H -- PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2006 and 2005. The plan had a zero balance as of July 31, 2006 and 2005.

NOTE I -- SHOWTOGO SHARE EXCHANGE

Lincoln has entered into a share exchange agreement with ShowToGo, LLC, a private limited liability company existing under the laws of the State of Delaware ("STG"). Should the transaction be consummated, the current unitholders of STG would acquire control of Lincoln and the existing stockholders of Lincoln would hold approximately 10% of the combined entity. The closing of the share exchange is subject to a number of conditions, including the closing by STG on a specified minimum amount of financing. On June 12, 2006, this share exchange agreement was terminated by the mutual written consent of Lincoln and STG.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 8, 2005 Lincoln received notice that its then current accounting firm, Carpenter, Mountjoy & Bressler, PSC, was resigning effective immediately. Carpenter, Mountjoy & Bressler's reports for the last two fiscal years did not contain any adverse opinion, disclaimer of opinion nor were modified in any way. There were no disagreements with Lincoln's former accountant as to any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure.

On August 1, 2005, Lincoln engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as its new independent auditor.

ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Lincoln's management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, its Chief Executive Officer and its Chief Financial Officer have concluded that Lincoln's disclosure controls and procedures are effective to ensure that information which the company is required to disclose in reports that the company files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9:   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors, Executive                             Shares Owned
  Officers and 5%                                   as of
    Shareholders            Since       Age     July 31, 2004   Percent of Class
----------------------     -------    ------   --------------  -----------------
Derek L. Caldwell (1)       2004        41            0               0.0%
President, Secretary
and Director

Samir N. Masri (1)          2004        61            0               0.0%
Treasurer, Assistant
Secretary and Director
                                               --------------  -----------------
Officers and Directors
as a Group                                            0               0.0%
                                               ==============  =================

(1) Messrs. Caldwell and Masri were appointed to the Board of Directors and their current positions on August 6, 20 following a change in control of the company.

BUSINESS HISTORY OF OFFICERS AND DIRECTORS

Derek L. Caldwell--Mr. Caldwell has been President, Secretary, and a Director of Lincoln since August 6, 2004. He was Executive Vice President of Sunrise Financial Group until March 31, 2006 where he had helped more than one hundred public and private emerging growth companies find institutional funding and sponsorship. Prior to joining Sunrise Financial Group in 1993, Mr. Caldwell held several positions in technology sales and marketing including Ziff-Davis and Canon. He received his BA in Economics from Wake Forest University in 1989.

Samir N. Masri--Mr. Masri has been Treasurer, Assistant Secretary, and a Director of Lincoln since August 6, 2004. He has a masters degree in Politics, Philosophy and Economics from St Catherine's College, Oxford. He is a fellow of the Institute of Chartered Accountants in England and Wales, and a CPA licensed in New York where he is also in private practice. He is an active Board Member of two not-for-profit organizations in New York.

The Board of Directors of Lincoln does not have an audit committee and the only director that qualifies as a financial expert is Samir Masri. The Board of Directors, when appropriate, fulfills the same functions as would an audit committee.

CODE OF ETHICS

Lincoln has not adopted a Code of Ethics that applies to any of its directors, officer or employees. Based on the liquidation of the company's operations and the impending sale of a controlling interest in the company that was completed on August 6, 2004, Lincoln determined that it was an unnecessary use of its corporate time and resources to develop and adopt a Code of Ethics at this time.

ITEM 10:  EXECUTIVE COMPENSATION

The directors received no compensation for meetings. Lincoln has no outstanding equity-based compensation plans, including stock option plans. No stock, options or other equity of Lincoln has been issued to any director or officer of the company during the last two fiscal years and no option or other right to acquire securities of the company is currently outstanding.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL          YEAR    SALARY      BONUS     OTHER COMPENSATION
POSITION

Derek L. Caldwell,          2006      $0         $0              $0
President and Secretary

Samir N. Masri, Treasurer   2006    $16,000      $0              $0
and Assistant Secretary


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class   Name and Address of    Amount and Nature of    Percent of Class
                  Beneficial Owner      Beneficial Ownership
--------------- --------------------   ---------------------  ------------------
Common Stock       Nathan Low             2,175,000 shares of         83.33%
                                            Common Stock

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

Between May 1, 2005 and April 30, 2006, Lincoln's principal shareholder paid certain expenses of the company totaling $102,626 that are to be reimbursed at a later date.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:

Exhibit
Number      Description of Document

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

   23.2       Consent of Sherb & Co., LLP

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

(3) Form 8-K filed November 7, 2003 reporting on the sale of the 2211 Greene Way office property.

(4) Form 8-K filed February 2, 2004 reporting the transfer to the stockholders of Lincoln of its Accounting USA assets.

(5) Form 8-K filed July 1, 2004 reporting the immediate resignation of Mr. Thurman L. Sisney as President, Treasurer, Chief Executive Officer, and Director of Lincoln.

(6) Form 8-K filed July 8, 2004 reporting the mutual termination of a Stock Purchase Agreement with Geneva Equities, Ltd.

(7) Form 8-K filed August 6, 2004 reporting a change in control of the registrant and the resignations of Richard Frockt and Janet Frockt as directors of the registrant.

(8) Form 8-K filed February 1, 2005 reporting a 999-to-1 stock split of the registrant's common stock.

(9) Form 8-K filed April 5, 2005 reporting the entry of the registrant into a non-binding letter of intent.

(10) Form 8-K filed July 12, 2005 reporting the resignation of the Lincoln's principal independent accountant and the appointment of Sherb & Co., LLP as Lincoln's new principal independent accountant.

(11) Form 8-K filed October 4, 2005 reporting the entering of a material agreement with ShowToGo, LLC that will result in a change of control.

(12) Form 8-K filed June 29, 2006 reporting the termination of a material agreement with ShowToGo, LLC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Lincoln's annual financial statements and review of financial statements included in the company's Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $22,500 and $18,000, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, President, Chief Executive Officer, and Secretary, Derek L. Caldwell, and by its Treasurer, Chief Financial Officer, and Assistant Secretary, Samir N. Masri, as thereunto duly authorized in the New York, New York, on the 21st day of September, 2006.

                        LINCOLN INTERNATIONAL CORPORATION


                 /s/ Derek L. Caldwell
                 -------------------------------------------------
                 By: Derek L. Caldwell, President and Chief Executive
Officer

Date: September 21, 2006

                /s/ Samir N. Masri
                -----------------------------------------------
                By: Samir N. Masri, Treasurer and Chief Financial
Officer

Date: September 21, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


 SIGNATURE                           TITLE

(1)  Principal Executive Officers

/s/ Derek L. Caldwell
--------------------------------------------------
By: Derek L. Caldwell, President and Chief Executive Officer

/s/ Samir N. Masri
-----------------------------------------------
By: Samir N. Masri, Treasurer and Chief Financial Officer

(2) Directors
/s/ Derek L. Caldwell
---------------------------------
Derek L. Caldwell, Director

/s/ Samir N. Masri
---------------------------------
Samir N. Masri, Director