Form 10QSB
period 2006-10-31
LINCOLN INTERNATIONAL CORP
filed 2006-12-11
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended October 31, 2006 Commission file No. 0-05767

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ X] NO [ ]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the December 11, 2006: 2,610,000 shares of common stock, $0.0001 par value.

Traditional Small Business Disclosure Format YES [ ] NO [X]

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                       PAGE(S)

Part I: Financial Information

  Item 1.  Financial Statements:

     Balance Sheets as of October 31, 2006
         and July 31, 2006                                                    1

     Statements of Operations for the three months
         ended October 31, 2006 and October 31, 2005                          2

     Statements of Cash Flows for the three months ended
         October 31, 2006 and October 31, 2005                                3

     Notes to the Financial Statements                                        4

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        5

  Item 3.  Controls and Procedures                                            6

Part II: Other Information

  Item 4.  Submission of Matters for a vote of Security Holders

  Item 6.  Exhibits                                                           7

  Signatures                                                                  7

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                       (Unaudited)     (Audited)
                                                        10/31/06        7/31/06
                                                       ----------      ---------

                                     ASSETS
Current assets:
  Cash & equivalents                                   $     396      $   2,801
                                                       ----------     ----------
Total assets                                           $     396      $   2,801
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                     $  30,614      $  42,464
  Advances from - related party                          125,126        102,626
  Notes payable - related party                           65,000         65,000
                                                       ----------     ----------
            Total current liabilities                    220,740        210,090
                                                       ==========     ==========

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     Authorized, no shares issued and outstanding              -               -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/06)                  261            261
  Additional paid-in-capital                           1,918,361      1,918,361
  Accumulated deficit                                 (2,138,966)    (2,125,911)

                                                       ----------     ----------

            Total stockholders' deficit                 (220,344)      (207,289)
                                                       ----------     ----------
            Total liabilities and
               stockholders' deficit                   $     396      $   2,801
                                                       ==========     ==========

  The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED:
                                   (Unaudited)


                                                  10/31/06       10/31/05
                                                -----------     ----------
Costs and expenses:
   Selling, general and administrative expenses $    8,950      $  13,195
                                                -----------     ----------
            Loss from operations                    (8,950)       (13,195)
                                                -----------     ----------
Other income (expense):
  Interest expense, net                             (4,300)        (2,276)
  Miscellaneous income (expense)                       195            (20)
                                                -----------     ----------
            Total other income (expense), net       (4,105)        (2,296)
                                                -----------     ----------

            Net loss                            $  (13,055)     $ (15,491)
                                                ===========     ==========
Per
    Common Share:
  L
   oss from operations                          $    (0.00)     $   (0.01)
                                                -----------     ----------
            Net loss                            $    (0.01)     $   (0.01)
                                                ===========     ==========

The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED:
                                   (Unaudited)


                                                10/31/06            10/31/05
                                              ------------        ------------
Cash flows from operating activities:
  Net loss                                    $  (13,055)         $  (15,491)
  Adjustments to reconcile net loss to net
        cash used in operating activities:
          Increase (decrease) in:
          Accrued expenses                       (11,850)            (12,414)
                                              ------------        ------------
          Net cash used in operating
               activities                        (24,905)            (27,905)
                                              ------------        ------------

Cash flows from financing activities:
  Advances from - related party                   22,500              45,247
                                              ------------        ------------
          Net cash provided by
               financing activities               22,500              45,247
                                              ------------        ------------
          Net increase (decrease) in cash         (2,405)             17,342

          Cash at beginning of the year            2,801               7,067
                                              ------------        ------------
          Cash at end of period               $      396          $   24,409
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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at October 31, 2006 and July 31, 2006 and the results of operations for the three months ended October 31, 2006 and October 31, 2005. The notes to the financial statements contained in the 2006 Form 10-KSB should be read in conjunction with these financial statements.

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

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Lincoln International Corporation was incorporated in 1960 in the Commonwealth of Kentucky. During the period, the company had no commercial operations.

On August 6, 2004, certain shareholders representing 83.3% of the company's issued and outstanding shares sold their stock to a Mr. Nathan Low. Between September 27, 2004 and April 30, 2005, Mr. Low made a total of $65,000 in loan advances to the company for general corporate purposes. The notes are payable on demand, accrue interest at an annual rate of 9.0%, and are convertible into 565,513 shares of common stock. The notes also include warrants to purchase a total of 565,513 shares of common stock at a strike price of $0.11 per share for a period of five years. The strike price equals the price per share paid in the August 6, 2004 stock purchase transaction which is believed to approximate fair market value.

On November 3, 2004, the company completed a merger into its wholly-owned subsidiary, Lincoln International Corporation, a Delaware corporation, for the purpose of changing the state of incorporation from Kentucky to Delaware. On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this stock split.

Between May 1, 2005 and October 31, 2006, Lincoln's principal shareholder advanced $125,126 so the Company could pay its professional fees and other expenses. All advances are to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005

The Company had no commercial operations in the first fiscal quarter of 2007 as all previous business operations have been sold or discontinued. The Company's only activities have been the maintenance of the corporation's public shell.

The Company incurred $8,950 in operating expenses in the first fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expenses consisted primarily of $4,300 of interest expense accrued on notes payable to the Company's principal shareholder. Other income of $195 consisted of a reduction of local income tax accruals. The net loss for the quarter totaled $13,055.

The Company incurred $13,195 in operating expenses in the first fiscal quarter of 2005 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $2,276 of interest expense accrued on a note payable to the Company's principal shareholder and $20 of miscellaneous expense. The net loss for the quarter totaled $15,491.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. Between September 27, 2004 and October 31, 2006, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $125,126. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

                        LINCOLN INTERNATIONAL CORPORATION
                           PART II: Other Information

ITEM 6.  EXHIBITS

Exhibits

31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Derek L. Caldwell, President and Chief Executive Officer

31.2 Certification of Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Sam N. Masri, Treasurer and CFO


32.1 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act of 2002, Derek L. Caldwell, President and Chief Executive Officer

32.2 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act of 2002, Sam N. Masri, Treasurer and CFO


                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LINCOLN INTERNATONAL CORPORATION


                                   /s/: Derek L. Caldwell
                                   ----------------------
                                   Name:  Derek L. Caldwell
                                   Title:  President and Chief Executive Officer
                                   Date:  December 11, 2006