Form 10QSB
period 2007-01-31
LINCOLN INTERNATIONAL CORP
filed 2007-03-09
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended January 31, 2007 Commission file No. 0-05767

                       LINCOLN INTERNATIONAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                        20-1748504
-------------------------------                  ----------------------------
(State of other Jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                     Identification Number)


     641 Lexington Avenue, 25th Floor
           New York, New York                                 10022
----------------------------------------                   ------------
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

YES [X ] NO [ ]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of March 9, 2007: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX


                                                                            PAGE

Part I: Financial Information

     Item 1.  Financial Statements:

              Balance Sheets as of January 31, 2007 (Unaudited)
              and July 31, 2006..............................................2

              Statements of Operations (Unaudited) for the three months
              ended January 31, 2007 and January 31, 2006....................3

              Statements of Operations (Unaudited) for the six months
              ended January 31, 2007 and January 31, 2006....................4

              Statements of Cash Flows (Unaudited) for the six months
              ended January 31, 2007 and January 31, 2006....................5

              Notes to the Financial Statements (Unaudited)..................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7

     Item 3.  Controls and Procedures........................................8

Part II: Other Information

     Item 1.  Legal Proceedings..............................................9

     Item 2.  Unregistered Sales of Equity Securities and use of Proceeds....9

     Item 3.  Defaults Upon Senior Securities................................9

     Item 4.  Submission of Matters for a vote of Security Holders...........9

     Item 5.  Other Information..............................................9

     Item 6.  Exhibits.......................................................9

     Signatures

                        LINCOLN INTERNATIONAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS



     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim period presented.

     The results for the period ended January 31, 2007 are not necessarily indicative of the results of operations for the full year.

                        Lincoln International Corporation
                                 BALANCE SHEETS




                                                     January 31, 2007     July 31, 2006
                                                       (Unaudited)         (Audited)
                                                     ----------------    --------------
                                     ASSETS
Current assets:
  Cash & equivalents                                 $           595     $       2,801
                                                     ----------------    --------------
Total assets                                         $           595     $       2,801
                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                   $        34,765     $      42,464
  Advances from - related parties                            134,126           102,626
  Notes payable - related party                               65,000            65,000
                                                     ----------------    --------------
            Total current liabilities                        233,891           210,090

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     authorized, no shares issued and outstanding                  -                 -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/06)                      261               261
  Additional paid-in-capital                               1,918,361         1,918,361
  Accumulated deficit                                     (2,151,918)       (2,125,911)
                                                     ----------------    --------------

            Total stockholders' deficit                     (233,296)         (207,289)
                                                     ----------------    --------------
            Total liabilities and
               stockholders' deficit                 $           595     $       2,801
                                                     ================    ==============


    The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS




                                                 For the Three Months Ended
                                             -----------------------------------
                                             January 31, 2007   January 31, 2006
                                                (Unaudited)        (Unaudited)
                                             ----------------   ----------------
Operating expenses:
  Selling, general & administrative expenses $         8,401    $         9,802
                                             ----------------   ----------------
            Loss from operations                      (8,401)            (9,802)
                                             ----------------   ----------------

Other income (expense):
  Interest expense, net                               (4,551)            (3,225)
  Miscellaneous income                                     -              2,086
                                             ----------------   ----------------
            Total other income (expense), net         (4,551)            (1,139)
                                             ----------------   ----------------


            Pretax loss                              (12,952)           (10,941)

  Income tax expense                                       -                525
                                             ----------------   ----------------

            Net loss                         $       (12,952)   $       (11,466)
                                             ================   ================

Per Common Share:

  Loss from operations                       $         (0.00)   $         (0.00)
                                             ----------------   ----------------
            Net loss                         $         (0.00)   $         (0.00)
                                             ================   ================

Weighted average number of shares used
   in calculating per share information            2,610,000          2,610,000
                                             ================   ================


    The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                  For The Six Months Ended
                                             -----------------------------------
                                             January 31 2007    January 31, 2006
                                                (Unaudited)        (Unaudited)
                                             ----------------   ----------------
Operating expenses:
  Selling, general & administrative expenses $        17,351    $        22,997
                                             ----------------   ----------------
          Loss from operations                       (17,351)           (22,997)
                                             ----------------   ----------------

Other income (expense):
  Interest expense, net                               (8,851)            (5,501)
  Miscellaneous income, net                              195              2,066
                                             ----------------   ----------------
          Total other income (expense), net           (8,656)            (3,435)
                                             ----------------   ----------------

          Pretax loss                                (26,007)           (26,432)

  Income tax expense                                       -                525
                                             ----------------   ----------------

          Net loss                           $       (26,007)   $       (26,957)
                                             ==============     ================

Per Common Share:

  Loss from operations                       $         (0.01)   $         (0.01)
                                             ----------------   ----------------
          Net loss                           $         (0.01)   $         (0.01)
                                             ================   ================

Weighted average number of shares used
   in calculating per share information            2,610,000          2,610,000
                                             ================   ================


    The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                             STATEMENTS OF CASH FLOW




                                                   For the Six Months Ended
                                              ----------------------------------
                                              January 31, 2007 January 31, 2006
                                                  (Unaudited)      (Unaudited)
                                              ---------------- -----------------
Cash flows from operating activities:
  Net loss                                    $       (26,007) $        (26,957)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Changes in:
      Receivables                                           -            (2,102)
    Changes in:
      Advances from related parties                    31,500            53,447
      Accrued expenses                                 (7,699)          (31,327)
                                              ---------------- -----------------
      Net cash used in operating
           activities                                  (2,206)           (6,939)
                                              ---------------- -----------------
      Net decrease in cash                             (2,206)           (6,939)

      Cash at beginning of period                       2,801             7,067
                                              ---------------- -----------------
      Cash at end of period                   $           595  $            128
                                              ================ =================

Supplemental disclosure of cash flow
 information:

Cash paid during the period for interest      $             -  $              -
                                              ================ =================


    The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                January 31, 2007
                                   (Unaudited)

NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at January 31, 2007 and July 31, 2006 and the results of operations for the three and six months ended January 31, 2007 and January 31, 2006. The notes to the financial statements contained in the 2006 Form 10-KSB should be read in conjunction with these financial statements.

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

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this stock split. Between May 1, 2005 and January 31, 2007, Lincoln's principal shareholder paid certain expenses of the company totaling $134,126 that is to be reimbursed at a later date.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2007 Compared to the Three Months Ended January 31, 2006

The Company had no commercial operations in the second fiscal quarter of 2006. The Company's only activities have been the maintenance of the corporation's public shell.

The Company incurred $8,401 in operating expenses in the second fiscal quarter of 2007 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $4,551 of interest expense accrued on notes payable to the Company's principal shareholder. The net loss for the quarter totaled $12,952.

The Company incurred $9,802 in operating expenses in the second fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $2,086 primarily due to a refund of overpaid unemployment taxes and $3,225 of interest expense accrued on a note payable to the Company's principal shareholder. After taxes payable of $525, the net loss for the quarter totaled $11,466.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Six Months Ended January 31, 2006 Compared to the Six Months Ended January 31, 2005

The Company had no commercial operations in the first six months of 2006. The Company's only activities have been the maintenance of the corporation's public shell.

The Company incurred $17,351 in operating expenses in the first six months of 2007 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $195 due to a local tax refund and $8,851 of interest expense accrued on notes payable to the Company's principal shareholder. The net loss for the period totaled $26,007.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporation's status as a public shell company on an ongoing basis. Between September 27, 2004 and January 31, 2007, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $134,126 for the payment of fees and expenses. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.


                                ITEM 6. EXHIBITS

(a)      Exhibit Index

Exhibit No.       Description
-----------       --------------------------------------------------------------
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


                                                LINCOLN INTERNATONAL CORPORATION

                                                /s/ Derek L. Caldwell
                                                --------------------------------
                                                Name:  Derek L. Caldwell
                                                Title: President and Chief
                                                       Executive Officer
                                                Date:  March 9, 2007