Form 10QSB
period 2007-04-30
LINCOLN INTERNATIONAL CORP
filed 2007-05-09
CIK 59544

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter ended April 30, 2007 Commission file No. 0-05767

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

Indicate by check whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days
..
YES [X] NO [  ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X ] NO [ ]

Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2007: 2,610,000 shares of common stock, $0.0001 par value.

                        LINCOLN INTERNATIONAL CORPORATION

                                      INDEX




                                                                         PAGE(S)

Part I: Financial Information

  Item 1.  Financial Statements:

      Balance Sheets as of April 30, 2007 (Unaudited)
          and July 31, 2006                                                    2

      Statements of Operations (Unaudited) for the
          three months ended April 30, 2007 and April 30, 2006                 3

      Statements of Operations (Unaudited) for the
          nine months ended April 30, 2007 and April 30, 2006                  4

      Statements of Cash Flows (Unaudited) for the
          nine months ended April 30, 2007 and April 30, 2006                  5

      Notes to the Financial Statements (Unaudited)                            6

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   7

  Item 3.  Controls and Procedures                                             8

Part II: Other Information

  Item 1.  Legal Proceedings                                                   9

  Item 2.  Unregistered Sales of Equity Securities and use of Proceeds         9

  Item 3.  Defaults Upon Senior Securities                                     9

  Item 4.  Submission of Matters for a vote of Security Holders                9

  Item 5.  Other Information                                                   9

  Item 6.  Exhibits                                                            9

  Signatures                                                                  10

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

     The results for the period ended April 30, 2007 are not necessarily indicative of the results of operations for the full year.

                        Lincoln International Corporation
                                 BALANCE SHEETS




                                                   April 30, 2007     July 31, 2006
                                                     (Unaudited)        (Audited)
                                                   --------------     -------------

                                          ASSETS
Current assets:
  Cash & cash equivalents                          $          809     $       2,801
                                                   ______________     _____________
Total assets                                       $          809     $       2,801
                                                   ==============     =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued expenses                                 $       39,501      $     42,464
  Advances from - related parties                         142,626           102,626
  Notes payable - related party                            65,000            65,000
                                                    _____________      ____________
            Total current liabilities                     247,127           210,090

Stockholders' deficit:
  Preferred stock, no par value, 50,000,000 shares
     authorized, no shares issued and outstanding               -                 -
  Common stock, par value $0.0001 per share,
     500,000,000 shares authorized, 2,610,000 issued
     and outstanding (2,610,000 on 7/31/06)                   261               261
  Additional paid-in-capital                            1,918,361         1,918,361
  Accumulated deficit                                  (2,164,940)
(2,125,911)
                                                      ____________      ____________

            Total stockholders' deficit                  (246,318)         (207,289)
                                                      ____________      ____________
            Total liabilities and
               stockholders' deficit                 $        809      $      2,801
                                                     =============      ============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                          STATEMENTS OF OPERATIONS




                                                For the Three Months Ended:
                                             --------------------------------
                                            April 30, 2007      April 30, 2006
                                              (Unaudited)         (Unaudited)
                                             -------------       ------------

Operating expenses:
  Selling, general & administrative expenses $       8,292       $     14,627
                                             _____________       ____________
            Loss from operations                    (8,292)           (14,627)
                                             _____________       ____________

Other expense:
  Interest expense, net                             (4,577)            (3,374)
                                             _____________       ____________
            Total other expense                     (4,577)            (3,374)
                                             _____________       ____________


            Pretax loss                            (12,869)           (18,001)

  Income tax expense                                   153                525
                                             _____________       ____________

            Net loss                         $     (13,022)      $    (18,526)
                                             =============       ============

Per Common Share:

  Loss from operations                      $        (0.00)     $       (0.01)
                                            ______________      _____________
            Net loss                        $        (0.00)     $       (0.01)
                                            ==============      =============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
                                             =============       ============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                                 For The Nine Months Ended:
                                             --------------------------------
                                             April 30, 2007     April 30, 2006
                                               (Unaudited)        (Unaudited)
                                             -------------       ------------

Operating expenses:
  Selling, general & administrative expenses $      25,643       $     37,625
                                             _____________       ____________
           Loss from operations                    (25,643)           (37,625)
                                             _____________       ____________

Other income (expense):
  Interest expense, net                            (13,428)            (8,875)
  Miscellaneous income, net                           -                 2,066
                                             _____________       ____________
           Total other income (expense), net       (13,428)            (6,809)
                                             _____________       ____________

           Pretax loss                             (39,071)           (44,434)

  Income tax expense                                   (42)             1,050
                                             _____________       ____________

           Net loss                         $      (39,029)     $     (45,484)
                                            ==============      =============

Per Common Share:

  Loss from operations                      $        (0.01)     $       (0.01)
                                            ______________      _____________
           Net loss                         $        (0.01)     $       (0.02)
                                            ==============      =============

Weighted average number of shares used
   in calculating per share information          2,610,000          2,610,000
                                            ==============      =============


The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                             STATEMENTS OF CASH FLOWS




                                                      For the Nine Months Ended:
                                                  ---------------------------------
                                                 April 30, 2007       April 30, 2006
                                                   (Unaudited)          (Unaudited)
                                                   ------------        ------------

Cash flows from operating activities:
  Net loss                                         $    (39,029)       $    (45,484)
  Adjustments to reconcile net loss
        to net cash used in operating activities:
        Change in:
          Receivables                                         -              (2,102)
        Change in:
          Advances from related parties                  40,000              77,748
          Accrued expenses                               (2,963)            (27,790)
                                                   ____________        ____________
          Net cash provided by (used in)
               operating activities                      (1,992)              2,372
                                                   ____________        ____________
          Net increase (decrease) in cash                (1,992)              2,372

          Cash at beginning of period                     2,801               7,067
                                                   ____________        ____________
          Cash at end of period                    $        809        $      9,439
                                                   ============        ============

Supplemental disclosure of cash flow information:

Cash paid during the period for interest           $          -        $          -
                                                   ============        ============

Cash paid during the period for taxes              $          -        $      1,050
                                                   ============        ============



The accompanying notes are an integral part of the Financial Statements.

                        LINCOLN INTERNATIONAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (Unaudited)



NOTE A - MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Lincoln International Corporation ("Lincoln" or the "Company") at April 30, 2007 and July 31, 2006 and the results of operations for the three and nine months ended April 30, 2007 and April 30, 2006. The notes to the financial statements contained in the 2006 Form 10-KSB should be read in conjunction with these financial statements.

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

On February 1, 2005, the Board of Directors declared a 999-to-1 stock dividend for the common stock of the company for all holders of common stock as of the close of business on February 2, 2005. Total shares issued and outstanding immediately following such stock dividend was 2,610,000. All per share information in this report has been restated retroactively for this stock split. Between May 1, 2005 and April 30, 2007, Lincoln's principal shareholder paid certain expenses of the company totaling $142,626 that is to be reimbursed at a later date.
RESULTS OF OPERATIONS

Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006

The Company had no commercial operations in the third fiscal quarter of 2007. The Company's only activities have been the maintenance of the corporation's public shell.

The Company incurred $8,292 in operating expenses in the third fiscal quarter of 2007 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of $4,577 of interest expense accrued on notes payable to the Company's principal shareholder. After taxes payable of $153, the net loss for the quarter totaled $13,022.

The Company incurred $14,627 in operating expenses in the third fiscal quarter of 2006 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expenses consisted of $3,374 in interest expense accrued on a note payable to the Company's principal shareholder. After taxes payable of $525, the net loss for the quarter totaled $18,526.

Inflation has not had any material impact during the last 3 years on net revenue or income from operations. The Company has had no material benefit from increases in its prices for services during the last three years.

Nine Months  Ended April 30,  2007  Compared to the Nine Months  Ended April 30,
2006

The Company had no commercial operations in the first nine months of fiscal 2007. The Company's only activities have been the maintenance of the corporation's public shell.

The Company incurred $25,643 in operating expenses in the first nine months of fiscal 2007 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other expense consisted of $13,428 in interest expense accrued on notes payable to the Company's principal shareholder and $42 in net taxes. The net loss for the period totaled $39,029.

The Company incurred $37,625 in operating expenses in the first nine months of 2007 related to the maintenance of its corporate organization. These expenses were largely professional fees for legal, accounting, and administrative services. Other income and expenses consisted of miscellaneous income of $2,066 primarily due to a refund of overpaid unemployment taxes and $8,875 of interest expense accrued on notes payable to the Company's principal shareholder. After taxes payable of $1,050, the net loss for the period totaled $45,484.

LIQUIDITY AND CAPITAL RESOURCES

In 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporation's status as a public shell company on an ongoing basis. Between September 27, 2004 and April 30, 2007, Lincoln's principal shareholder has loaned the company a total of $65,000 for general corporate purposes and made other cash advances totaling $142,626 for the payment of fees and expenses. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

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

                                   LINCOLN INTERNATONAL CORPORATION


                                       /s/Derek L. Caldwell
                                          -----------------
                                   Name:  Derek L. Caldwell
                                   Title: President and Chief Executive Officer
                                   Date:  May 9, 2007