Form 10KSB
period 2007-07-31
LINCOLN INTERNATIONAL CORP
filed 2007-10-09
CIK 59544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For fiscal year ended July 31, 2007 Commission File No. 0-05767

                         SUNY DISPLAY TECHNOLOGIES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  # 20-1748504
             --------                                  ------------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)


     12A Block, Xinhe Road, Xinqiao No. 3
     Industrial Zone, Shaijing District, Baoan Town
     Shenzen, China                                     150090
     ----------------------------------------------     ------
     (Address of principal executive office)            (Zip Code)


                                86-0755-29758811
                                ----------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each
                                                        exchange on which
     Title of each class                                registered
     -------------------                                -----------------
            None                                               None

          Securities registered pursuant to Section 12(g) of the Act:

                         $0.0001 Par Voting Common Stock
                         -------------------------------
                                 Title of class
                                 --------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES [X] NO []

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form.

YES [X] NO []

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [] NO [X]

State issuer's revenues for its most recent fiscal year.

The company had revenue of $0 in 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

While the issuer's common stock is traded on the OTC Bulletin Board, there is no regular market or trading in its common stock.

Indicate the number of shares outstanding of each of the company's classes of common stock, as of October 9, 2007.

                  85,755,000 Common Shares ($0.0001 par value)

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 13 for complete list.
                                     PART I

ITEM 1: BUSINESS

Overview

INTRODUCTORY NOTE:

THIS ANNUAL REPORT ON FORM 10-KSB RELATES TO THE BUSINESS OF THE ISSUER AS CONDUCTED AT FISCAL YEAR END, AND DOES NOT REFLECT CHANGES RESULTING FROM A TRANSACTION WHICH IS CHARACTERIZED AS A REVERSE ACQUISITION. SUBSEQUENT TO FISCAL YEAR END, JULY 31, 2007, (i) THE ISSUER HAS EXPERIENCED A REVERSE ACQUISITION WITH THE RESULT THAT THE BUSIENSS OF THE COMPANY BECAME THE BUSINESS OF SUNY ELECTRONICS (SHENZHEN) COMPANY LIMITED, A CORPORATION ORGANIZED UNDER THE LAWS OF THE PEOPLES' REPUBLIC OF CHINA, (ii) THE FINANCIAL STATEMENTS IN THIS FILING PERTAIN TO LINCOLN'S MOST RECENT FISCAL YEAR, (iii) THE ISSUER'S BUSINESS AND MANAGEMENT ARE SHOWN AS THE BUSINESS AND MANAGEMENT OF LINCOLN PRIOR TO THE REVERSE ACQUISITION, AND (iv) THE NEW BUSINESS, MANAGEMENT AND FINANCIAL STATEMENTS OF THE MERGED COMPANY ARE INCLUDED IN FORM 8-K FILIED ON SEPTEMBER 12, 2007. AS A RESULT OF THE REVERSE MERGER, AS OF THE DATE OF THIS REPORT, THE COMPANY IS NO LONGER A SHELL COMPANY. IN ADDITION, THE NAME HAS BEEN CHANGED TO SUNY DISPLAY TECHNOLOGIES, INC. AND THE FISCAL YEAR HAS BEEN CHANGED TO A CALENDAR YEAR.

Lincoln International Corporation was incorporated in 1960 in the Commonwealth of Kentucky. During the current fiscal year ended July 31, 2007, the company had no commercial operations. Previously, the company was engaged in providing bookkeeping services to small and medium sized businesses primarily in Louisville, Kentucky through its Accounting USA division, and the rental of commercial office property located in Louisville, Kentucky through its Rental Property division. In the first fiscal quarter of 2004, the company sold its last rental property and discontinued operations of the Rental Property division. In the second fiscal quarter of 2004, the company distributed to its stockholders its operating company, AUSA, Inc., containing the Accounting USA division. Since that time, the company has not had any commercial operations. On November 3, 2004, Lincoln International Corporation (a Kentucky corporation) was re-domesticated from Kentucky to Delaware by merging it with a Delaware corporation formed specifically to facilitate this re-domestication.

Developments During Fiscal 2007

Lincoln's principal shareholder has actively been soliciting the sale of his interest in the Company. Otherwise, no commercial activity has taken place during the 2007 fiscal year.

On June 22, 2007, Lincoln's President, Chief Executive Officer and Secretary, Derek Caldwell, resigned his positions. On June 26, 2007, Mr. Caldwell also resigned as Director.

Between August 1, 2006 and July 31, 2007, Lincoln's principal shareholder paid the professional fees and expenses of the company totaling $51,400, which is to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

Developments Subsequent to Fiscal 2007

On September 10, 2007, Samir N. Masri was elected by the Board of Directors to the positions of Chief Executive Officer and Secretary of the Company in addition to the positions of Treasurer and Assistant Secretary.

On September 12, 2007, the Company acquired all of the issued and outstanding capital stock of Keep On Holdings Limited, a British Virgin Islands corporation ("Keep On"), which is the sole stockholder of Suny Electronics (Shenzhen ) Company Limited, a corporation organized under the laws of the Peoples' Republic of China ("Suny"). In connection with that transaction, Lincoln entered into the following agreements:

(a) An agreement with Lawrence Kwok-Yan Chan, the sole shareholder of Keep On pursuant to which he exchanged all of his stock in Keep On for 85,320,000 shares of the Company's common stock. The Company's common stock was issued, in accordance with Mr. Chan's instructions, to Mr. Chan and his designees.

(b) A securities purchase agreement with Barron Partners LP and EOS Holdings LLC (collectively, the "Investors") pursuant to which the Investors purchased, for $4,000,000, an aggregate of (i) 3,703,704 shares of the Company's series A convertible preferred stock, with each share of series A preferred stock being initially convertible into 7.5 shares of common stock, (ii) warrants to purchase 41,250,000 shares of common stock at $.17 1/3 per share, and (iii) warrants to purchase 45,000,000 shares of common stock at $.20 per share.

(c) An agreement with the Company's principal shareholder, Nathan Low, individually and on behalf of NFS/FMTC Roth IRA FBO Nathan Low, Pursuant to which the Company purchased 2,175,000 shares of common stock, for a purchase price of $340,133.13, which was paid from the proceeds of the series A preferred stock and warrants, and repaid obligations to Mr. Low due to him by the Company in the aggregate amount of $284,866.87. The total payments for the stock and Lincoln's obligations to Mr. Low were $625,000. In addition all derivative securities owned theretofore by Mr. Low were cancelled.

(d) A registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of warrants.

(e) An escrow agreement pursuant to which the Company put 3,700,000 shares of series A preferred stock in escrow. If the Company's consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the Investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number for 2007 is RMB(Y)0.9894 (approximately $0.1315) per share, and the target number for 2008 is RMB(Y)1.569 (approximately $0.2985) per share, except that if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall be RMB(Y)1.368 (approximately $1.1818) per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less of the target number for that amount. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The conversion rates are based on the rates on September 11, 2007, and are subject to change.

For complete terms and conditions of the Keep On transaction as well as the business and management of the issuer subsequent to the reverse acquisition, please see the Company's 8-K filing dated September 12, 2007.

On September 21, 2007 the Company filed a Certificate of Ownership and Merger (the "Certificate") with the Secretary of State of the State of Delaware pursuant to which our wholly-owned subsidiary was merged into us. As a result of the filing of the Certificate, our corporate name was changed to SUNY Display Technologies, Inc. In addition, on September 25, the fiscal year was changed to a calendar year end.

Employees:

As of July 31, 2007, Lincoln had no employees.


ITEM 2: PROPERTIES

Lincoln does not own or lease any real property. At July 31, 2007, Lincoln maintained a current address of 641 Lexington Avenue, 25th Floor, New York, NY 10022. The telephone number was (212) 421-1616.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There does not exist at the present time any regular market for any common stock of Lincoln. As of July 31, 2007, the company had 101 shareholders of record. The company did not pay any dividends to its stockholders in FY2007. The company does not have any equity compensation plan.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

During fiscal 2007 Lincoln had no plan of operations other than to find a suitable entity to acquire its corporate shell. During fiscal 2007 Lincoln did not engage in any off balance sheet arrangements.

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

Fiscal Year Ended July 31, 2007 Compared to the Year Ended July 31, 2006

Lincoln had no commercial operations during fiscal 2007 or 2006 as all previous business operations were sold or discontinued by the end of fiscal 2004. All current activity has been limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

Lincoln incurred $56,600 in operating expenses in fiscal 2007. Other income and expenses of $18,315 consisted largely of interest expense accrued on cash advances and notes payable to Lincoln's principal shareholder. After $42 in net state and local income taxes, the net loss for the year totaled $74,873.

Lincoln incurred $62,701 in operating expenses in fiscal 2006. Other income and expenses consisted of $12,522 of interest expense accrued on cash advances and notes payable to Lincoln's principal shareholder and $2,066 of income largely related to a state unemployment tax refund. After $2,225 in state and local income taxes, the net loss for the year totaled $75,381.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2004, Lincoln liquidated and distributed substantially all of its assets, liabilities and operations and, therefore, only has expenses related to maintaining the corporate shell on an ongoing basis. In fiscal 2007, Lincoln's principal shareholder has advanced the Company a total of $51,400 for general corporate purposes. Lincoln will continue to require additional capital if it is to meet its current and future obligations.

ITEM 7:  FINANCIAL STATEMENTS

                       LINCOLN INTERNATIONAL CORPORATION

                                Table of Contents

                             July 31, 2007 and 2006




Report of Independent Registered
Public Accounting Firm - September 21, 2007...........................    F-1

Financial Statements:

     Balance Sheets...................................................    F-2

     Statements of Operations.........................................    F-3

     Statements of Changes in Stockholders' Deficit...................    F-4

     Statements of Cash Flows.........................................    F-5

     Notes to Financial Statements....................................    F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lincoln International Corporation

We have audited the accompanying balance sheet of Lincoln International Corporation as of July 31, 2007 and 2006 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln International Corporation as of July 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                 /s/ Sherb & Co., LLP
                                      -------------------------------------
                                      Certified Public Accountants


New York, New York
September 21, 2007

                        LINCOLN INTERNATIONAL CORPORATION
                                 BALANCE SHEETS
                                 As of July 31:



                                   A S S E T S

                                              2007               2006
                                           ----------         ----------

Current assets:
      Cash and cash equivalents            $       30         $    2,801
                                           ----------         ----------

                   Total assets                    30         $    2,801
                                           ==========         ==========



                              L I A B I L I T I E S

Current liabilities:
  Accrued expenses                         $   63,166         $   42,464
    Advances from - related party             154,026            102,626
    Notes payable - related party              65,000             65,000
                                           ----------         ----------
        Total current liabilities             282,192            210,090
                                           ----------         ----------


                     S T O C K H O L D E R S' D E F I C I T

Stockholders' deficit:
    Preferred stock, no par value,
       50,000,000 shares authorized,
       no shares issued and outstanding              -              -
    Common stock, par value $0.0001
       per share, 500,000,000 shares
       authorized, 2,610,000 issued
       and outstanding
       (2,610,000 on 7/31/06)                         261            261
    Additional paid-in capital                  1,918,361      1,918,361
    Accumulated deficit                        (2,200,784)    (2,125,911)
                                               -----------    -----------
                Total stockholders' deficit      (282,162)      (207,289)
                                               -----------    -----------

Total liabilities and stockholders' deficit    $       30     $    2,801
                                               ===========    ===========







See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF OPERATIONS



                                           For the Years Ended July 31:
                                              2007             2006
                                         ---------------  ---------------

Cost and expenses:
  Selling, general and
  administrative expenses                $       56,600   $       62,701
                                         ---------------  ---------------

Loss from operations                            (56,600)         (62,701)
                                         ---------------  ---------------

Other income (expense):

  Interest expense, net                         (18,315)         (12,522)

  Other income, net                                -               2,066
                                         ---------------  ---------------
     Total other expense, net                   (18,315)         (10,455)

  Net loss from operations                      (74,915)         (73,156)


Income tax expense (income)                         (42)           2,225
                                         ---------------  ---------------

     Net loss                            $      (74,873)  $      (75,381)
                                         ===============  ===============


Per Common Share (basic and diluted):

     Net loss                            $       (0.03)   $       (0.03)
                                         ===============  ===============

Shares used in computing loss
  per common share                            2,610,000        2,610,000
                                         ===============  ===============

See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years ended July 31, 2007 and 2006



                                      Additional                     Total
                 Common     Common    Paid-in      Accumulated    Stockholders'
                 Shares     Stock     Capital       Deficit          Deficit
              ------------  -------  -----------  -------------  --------------



Balance at
July 31, 2005    2,610,000  $  261   $ 1,918,361  $ (2,050,530)  $    (131,908)

Net loss              -       -         -              (75,381)        (75,381)
              ------------  -------  -----------  -------------  --------------

Balance at
July 31, 2006    2,610,000     261    1,918,361     (2,125,911)       (207,289)

Net loss              -       -         -              (74,873)        (74,873)
              ------------  -------  -----------  -------------  --------------


Balance at
July 31, 2007    2,610,000  $  261   $ 1,918,361  $ (2,200,784)  $    (282,162)
              ============  =======  ===========  =============  ==============

See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                          For the Years Ended July 31:
                                               2007          2006
                                          ------------   --------------
Cash flows from operating activities:

  Net loss                                $  (74,873)    $   (75,381)
  Adjustments to reconcile
   net loss to net cash
   used in operating activities:

     Accrued expenses                         20,702          (6,633)
                                          ------------   --------------


   Net cash used in operating activities     (54,171)        (82,013)
                                          ------------   --------------

Cash flows from financing activities:

     Advances from - related party            51,400          77,747
                                          ------------   --------------

   Net cash provided by
     financing activities                     51,400          77,747
                                          ------------   --------------


   Net decrease in cash and
     cash equivalents                         (2,771)         (4,266)


   Cash and cash equivalents
     at beginning of year                      2,801           7,067
                                          ------------   --------------


   Cash and cash equivalents
     at end of year                       $       30     $     2,801
                                          ============   ==============


Supplemental disclosures of cash
  flow information:

   Cash paid during the year
     for interest                         $     -        $      -
                                          ============   ==============

   Cash paid during the year
     for income taxes                     $     -        $      -
                                          ============   ==============

See accompanying independent registered auditor's report and notes to financial statements

                        LINCOLN INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2007 and 2006



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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations over the prior two years, which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in the notes that follow, the Company has discontinued or sold all of its operations with only certain accrued expenses remaining on the July 31, 2007 and 2006 balance sheets. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.

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

Lincoln had no commercial operations during fiscal 2007 or 2006. All current activity has been limited to corporate administration consisting generally of professional services provided for legal, accounting, and general corporate administration.

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

                             July 31, 2007 and 2006



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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE B-- ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                  2007               2006
                                            ---------------     ---------------

     Accrued professional fees              $      27,597       $      24,500
     Accrued interest - related party              34,969              16,789
     Accrued expenses - other
                                                      600               1,175
                                            ---------------     ---------------
                                            $      63,166       $      42,464
                                            ===============     ===============
NOTE C -- INCOME TAXES

The components of the income tax
 expense are as follows:
                                                  2007               2006
                                            ---------------     ---------------

     State and local income taxes           $     (42)          $       2,225
                                            ===============     ===============

NOTE D -- NOTES AND ADVANCES PAYABLE RELATED PARTY

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

Between May 1, 2005 and July 31, 2007, Lincoln's principal shareholder has advanced $154,026 so the Company could pay its professional fees and other expenses. All advances are to be reimbursed at a later date with interest accrued at an annual rate of 9.0%.

NOTE E -- PROFIT SHARING PLAN

The Company adopted a profit sharing plan in March 2000. The plan covers all employees meeting the minimum eligibility requirements. Contributions to the plan are at the discretion of the Board of Directors. No contributions were made by the Company during the years ended July 31, 2007 and 2006. The plan had a zero balance as of July 31, 2007 and 2006.

NOTE F - SUBSEQUENT EVENTS

On September 12, 2007, the Company acquired all of the issued and outstanding capital stock of Keep On Holdings Limited, a British Virgin Islands corporation ("Keep On"), which is the sole stockholder of Suny Electronics (Shenzhen ) Company Limited, a corporation organized under the laws of the Peoples' Republic of China ("Suny"). In connection with that transaction, Lincoln entered into the following agreements:

(a) An agreement with Lawrence Kwok-Yan Chan, the sole shareholder of Keep On pursuant to which he exchanged all of his stock in Keep On for 85,320,000 shares of the Company's common stock . The Company's common stock was issued, in accordance with Mr. Chan's instructions, to Mr. Chan and his designees.

(b) A securities purchase agreement with Barron Partners LP and EOS Holdings LLC (collectively, the "Investors") pursuant to which the Investors purchased, for $4,000,000, an aggregate of (i) 3,703,704 shares of the Company's series A convertible preferred stock, with each share of series A preferred stock being initially convertible into 7.5 shares of common stock, (ii) warrants to purchase 41,250,000 shares of common stock at $.17 1/3 per share, and (iii) warrants to purchase 45,000,000 shares of common stock at $.20 per share.

(c) An agreement with the Company's principal shareholder, Nathan Low, individually and on behalf of NFS/FMTC Roth IRA FBO Nathan Low, Pursuant to which the Company purchased 2,175,000 shares of common stock, for a purchase price of $340,133.13, which was paid from the proceeds of the series A preferred stock and warrants, and repaid obligations to Mr. Low due to him by the Company in the aggregate amount of $284,866.87. The total payments for the stock and Lincoln's obligations to Mr. Low were $625,000. In addition all derivative securities owned theretofore by Mr. Low were cancelled.

(d) A registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of warrants.

(e) An escrow agreement pursuant to which the Company put 3,700,000 shares of series A preferred stock in escrow. If the Company's consolidated net income, as defined, for 2007 and 2007 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the Investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number for 2007 is RMB(Y)0.9894 (approximately $0.1315) per share, and the target number for 2008 is RMB(Y)1.569 (approximately $0.2985) per share, except that if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall be RMB(Y)1.368 (approximately $1.1818) per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less of the target number for that amount. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The conversion rates are based on the rates on September 11, 2007, and are subject to change.

On September 21, 2007 the Company filed a Certificate of Ownership and Merger (the "Certificate") with the Secretary of State of the State of Delaware pursuant to which our wholly-owned subsidiary was merged into us. As a result of the filing of the Certificate, our corporate name was changed to SUNY Display Technologies, Inc. In addition, on September 25, the fiscal year was changed to a calendar year end.

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

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III


ITEM 9:   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following information relates to directors and executive officers of the Company at July 31, 2007.

Directors, Executive
Officers and 5%                       Shares Owned as of
Shareholders              Since   Age   July 31, 2007      Percent of Class

Derek L. Caldwell (1,2)            41         0                  0.0%
Former President,          2004
Secretary and Director

Samir N. Masri (1,3)               62         0                  0.0%
CEO, Treasurer,
Secretary and Director     2004

Officers and Directors                        0                  0.0%
as a Group

(1) Messrs. Caldwell and Masri were appointed to the Board of Directors and their current positions on August 6, 20 following a change in control of the company.
(2) Mr. Caldwell resigned his officer positions on June 22, 2007 and resigned as Director on June 26, 2007. 04
(3) On September 10, 2007, Mr. Masri was elected by the Board of Directors to the positions of Chief Executive Officer and Secretary.

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


                           SUMMARY COMPENSATION TABLE

--------------------------- ------ -------- ------- ----------------------

NAME AND PRINCIPAL          YEAR   SALARY   BONUS   OTHER COMPENSATION
POSITION

--------------------------- ------ -------- ------- ----------------------

Derek L. Caldwell, Former   2007   $0       $0      $0
President and Secretary


--------------------------- ------ -------- ------- ----------------------

Samir N. Masri, CEO,        2007   $13,487  $0      $0
Treasurer and Secretary


--------------------------- ------ -------- ------- ----------------------

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information relates to the ownership by the Company's officers and directors as of July 31, 2007.

---------------- ---------------------- ----------------------- ----------------
Title of Class   Name and Address of    Amount and Nature of    Percent of Class
                 Beneficial Owner       Beneficial Ownership

---------------- ---------------------- ----------------------- ----------------
Common Stock     Nathan Low             2,175,000   shares  of  83.33%
                                        Common Stock
---------------- ---------------------- ----------------------- ----------------

Subsequent to year end, Mr. Low sold all of his shares to the Company in connection with the reverse acquisition. The Company's current officers and directors are set forth in the Form 8-K filed on September 12, 2007.

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

Between May 1, 2005 and July 31, 2007, Lincoln's principal shareholder paid certain expenses of the company totaling $154,026 that are to be reimbursed at a later date.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:


Exhibit       Description of Document
 Number       -----------------------

    3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

    3.2 Amended and Restated Bylaws. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

    4.1 Specimen Common Stock Certificate. (Incorporated by reference from the annual report filed on Form 10-K for the reporting period ended July 31, 2003)

   31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (18 U.S.C. Section 1350).

          (b)    Reports on Form 8-K  (Reports on Form 8-K incorporated by
                                       reference)

   (1) Form 8-K filed July 12, 2005 reporting the resignation of the Lincoln's principal independent accountant and the appointment of Sherb & Co., LLP as Lincoln's new principal independent accountant.

   (2) Form 8-K filed October 4, 2005 reporting the entering of a material agreement with ShowToGo, LLC that will result in a change of control.

   (3) Form 8-K filed June 29, 2006 reporting the termination of a material agreement with ShowToGo, LLC.
   (4) Form 8-K filed June 22, 2007 reporting the resignation of the President and CEO, Derek Caldwell.

   (5) Form 8-K filed September 10, 2007 reporting the election of Samir Masri to the additional positions of Chief Executive Officer and Secretary.

   (6) Form 8-K filed September 12, 2007 reporting the entry into a Material Definitive Agreement between the Company and Keep On Holdings Limited ("Keep On") whereby the Company acquired all of the issued and outstanding capital stock of Keep On together with other related agreements.

   (7) Form 8-K filed September 21, 2007 reporting the filing of a Certificate of Ownership and Merger (the "Certificate") with the Secretary of State of the State of Delaware pursuant to which our wholly-owned subsidiary was merged into us. As a result of the filing of the Certificate, our corporate name was changed to SUNY Display Technologies, Inc. In addition, on September 25, the fiscal year was changed to a calendar year end.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees


The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Lincoln's annual financial statements and review of financial statements included in the company's Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $22,500 and $22,500, respectively.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lincoln International Corporation has duly caused this report to be signed on its behalf, by the undersigned, Chief Executive Officer, Treasurer and Chief Financial Officer, and Secretary, Samir N. Masri, as thereunto duly authorized in the New York, New York, on the 9th day of October, 2007.

                        LINCOLN INTERNATIONAL CORPORATION
[This Form 10-KSB is being executed by the sole officer and director prior to the reverse acquisition.]

Date: October 9, 2007


               /s/ Samir N. Masri
                 _______________________________________________
               By: Samir N. Masri, CEO, Treasurer, Chief Financial
                              Officer and Secretary

Date: October 9, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LINCOLN INTERNATIONAL CORPORATION in the capacities and on the date indicated.


                                 SIGNATURE TITLE

        (1)  Principal Executive Officer


         /s/ Samir N. Masri
            _______________________________________________
         By: Samir N. Masri, CEO, Treasurer and Chief Financial Officer
                                 and Secretary

        (2)  Directors


        (1)  Principal Exec
             _________________________________
             Samir N. Masri, Director