Form 10QSB
period 2007-09-30
China Display Technologies, Inc.
filed 2007-11-19
CIK 59544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 000-21419

CHINA DISPLAY TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	23-2753988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12A Block, Xinhe Road, Xinqiao No. 3 Industrial Zone, Shajing District, Baoan Town, Shenzen, China 150090
(Address of Principal Executive Offices and Zip Code)

86-0755-29758811
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ࿠ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,600,000 shares at November 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ࿠ No ☒

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) As of September 30, 2007	3
	Consolidated Statements of Operations (Unaudited)
	For the Three and Nine Months Ended September 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	22
Item 3.	Controls and Procedures	28

PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	29

China Display Technologies Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalent	$2,544,844
Restricted cash	795,444
Receivables, net of allowance for doubtful accounts of $139,166	3,352,116
Inventories, net of provision $153,138	2,132,605
Advances to suppliers	2,966,863
Prepaid expenses and other receivables	1,750,203
Total current assets	13,542,076

Property and Equipment, net (Note 5)	2,462,128

Total Assets	$16,004,204

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Payables and accrued liabilities	$1,528,176
Short term loans (Notes 6)	3,550,926
Various taxes payable	240,611
Wages payable	94,770
Corporate taxes payable	261,630
Total current liabilities	5,676,113

Due to related party - Chen Guoxin	55,556

Total Liabilities	5,731,669

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized;
3,703,704 shares issued and outstanding; liquidation preference $4,000,000	3,704
Common stock. $.001 par value; 100,000,000 shares authorized;
11,600,000 shares issued and outstanding	11,600
Additional paid-in capital	5,827,694
Accumulated other comprehensive income	336,715
Statutory reserves	198,550
Retained earnings	3,894,272

Total Stockholders' Equity	10,272,535

Total Liabilities and Stockholders' Equity	$16,004,204

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total Revenues	$9,175,767	$4,661,127	$20,487,682	$10,583,088

Cost of Sales	6,985,054	3,625,027	15,705,834	8,145,038

Gross Profit	2,190,713	1,036,100	4,781,848	2,438,050

Operating Expenses:
Selling Expenses	275,439	79,855	415,472	168,188
Research and development	165,957	84,593	391,833	231,384
Other general and administrative	171,229	82,453	463,108	255,789

Total Expenses	612,625	246,901	1,270,413	655,361

Income from Operations	1,578,088	789,199	3,511,435	1,782,689

Other Income (Expenses):
Other	(475)	-	68	-
Interest Incomes	817	-	817	-
Interest Expenses	(81,874)	(2,080)	(96,292)	(1,990)

Total Other Income (Expenses)	(81,532)	(2,080)	(95,407)	(1,990)

Income Before Income Taxes	1,496,556	787,119	3,416,028	1,780,699

Provision for (Benefit from) Income Taxes	112,278	-	256,238	-

Net Income	1,384,278	787,119	3,159,790	1,780,699

Deemed preferred stock dividend	(2,177,853)	-	(2,177,853)	-

Net Income (loss) available to common shareholders	$(793,575)	$787,119	$981,937	$1,780,699

Net earnings (loss) per share of common stock, basic	$(0.07)	$0.07	$0.09	$0.15
Weighted average number of shares outstanding, basic	11,553,348	11,542,000	11,545,824	11,542,000

Net earnings (loss) per share of common stock, diluted	$(0.07)	$0.07	$0.06	$0.15
Weighted average number of shares outstanding, diluted	11,553,348	11,542,000	15,249,528	11,542,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$3,159,790	$1,780,699
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	322,494	257,783

Chang in operating assets and liabilities:-
Decrease (Increase) in assets:
Accounts receivable, net	(1,304,822)	(1,603,956)
Advances to suppliers	(2,966,863)	-
Inventories, net	(605,438)	(776,486)
Prepaid expenses and other receivables	(1,516,988)	129,834

Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	249,430	1,638,844
Various tax payable	(7,619)	-
Wage payable	18,780	(87,771)
Corporate tax payable	256,237	176,126
Due to related parties	-	189,892

Net cash provided by (used in) operating activities	(2,394,999)	1,704,965

Cash flows from investing activities
Increase in restricted cash	(779,048)	-
Purchase of property and equipment	(934,319)	(656,575)

Net cash used in investing activities	(1,713,367)	(656,575)

Cash flows from financing activities
Proceeds from loans payable	3,477,734	-
Net Proceeds from preferred stock offering	2,979,993	-
Proceeds From related party loan	5,844	-
Repayment of related party loans	-	(66,341)

Net cash provided by (used in) financing activities	6,463,571	(66,341)

Effect of exchange rate changes on cash	54,648	(301,011)

Net increase in cash	2,409,853	681,038

Cash, beginning of period	134,991	26,135

Cash, end of period	$2,544,844	$707,173

Supplemental disclosure information:

Interest expense paid	$96,292	$1,990
Income taxes paid	$256,238	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

1. Organization

China Display Technologies, Inc. (the “Company”) was incorporated in Delaware on September 29, 2004 under the name Lincoln International Corporation (“Lincoln”). On September 21, 2007, its corporate name was changed to SUNY Display Technologies, Inc., and on October 11, 2007, its corporate name was changed to China Display Technologies, Inc. References to Lincoln relate to the Company prior to the reverse acquisition. At the time of the acquisition, Lincoln was not engaged in any active business.

On September 12, 2007, the Company executed a share exchange agreement (“Share Exchange Agreement”) with Lawrence Kwok-Yan Chan, the sole stockholder of Keep On Holdings, Limited, a British Virgin Island corporation incorporated on April 18, 2007 (Keep On”), whereby the Company acquired all of the outstanding common stock of Keep On in exchange for newly-issued stock of the Company to Keep On’s sole shareholder.

Under the Share Exchange Agreement, on September 12, 2007, the Company issued 11,376,000 shares of common stock to the Keep On Stockholder and his assignees in exchange for 100% of the stock of Keep On. Pursuant to a separate agreement, the Company acquired from the principal stockholder 290,000 shares of the Company’s common stock he owned immediately prior to the closing for $340,133 and the Company repaid obligations to the principal stockholders due to him in the aggregate amount of $284,867. The shares acquired from the principal stockholder were cancelled. After giving effect to the cancellation of shares, the Company had 58,000 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 11,600,000 shares of common stock outstanding, with the Keep On stockholder and his assignees owning 98.1% of the total issued and outstanding shares of the Company's common stock.

The Company is the sole stockholder of Keep On and Keep On is the sole stockholder of Suny Electronics (Shenzhen) Company Limited (“Suny”), a corporation organized under the laws of the Peoples’ Republic of China. Suny was organized on November 2, 2004 and commenced operations in 2005. On July 19, 2007, Keep On acquired all of the equity interest in Suny.

The Company’s business is the business of Suny. Suny designs, manufactures and markets small to medium-sized light emitting diode, known as “LEDs,” and cold cathode fluorescent lamp, known as “CCFL,” for various types of displays, such as amorphous silicon thin film liquid crystal displays, low temperature poly-silicon thin film liquid crystal displays, super-twisted liquid crystal display, colored super-twisted liquid crystal display, twisted liquid crystal display, and mono LCDs for liquid crystal displays. Suny’s products are used in a variety of products, such as mobile phones, PDA’s, GPS system, portable DVD/VCD players, MP3 and MP4, medical equipment, household appliances with displays. Its emphasis is on small to medium-size back-light unit manufacturing.

As a result of the Share Exchange Agreement, the acquisition of Keep On by the Company was accounted for as a reverse acquisition because on a post-acquisition basis, the former stockholder of Keep On and his assignees held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Keep On is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of Keep On and its wholly-owned subsidiary, Suny, for all periods prior to the Company’s acquisition of Keep On on September 12, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

On September 19, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the adoption of a restated certificate of incorporation which, among other provisions, effected a one-for-7.5 reverse split and changed our authorized capital stock to provided that the Company is authorized to issue 20,000,000 shares of preferred stock, par value $.001 per share, and 100,000,000 shares of common stock, par value $.001 per share. The restated certificate of incorporation, including the reverse split, became effective on November 8, 2007. All share and per share information in these financial statements give retroactive effect to the reverse split and the change in par value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results China Display Technologies, Inc. and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes of Suny Electronics (Shenzhen) Limited for December 31, 2006 and the two years in the period ended December 31, 2006, which appear in the Company’s Report on Form 8-K which was filed on September 19, 2007. Certain prior quarter amounts may have been reclassified to conform to the presentation used in 2007.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Keep On and Suny. Intercompany transactions have been eliminated on consolidation.

c.	Fair values of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short term loans, government loans, and short-term related party loans.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

d.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

e.	Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, the Company makes an adjustment, which is classified as a change in estimate.

f.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if market value is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

g.	Property and Equipment

Property and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Production Machinery and Equipment	8 years

Leasehold Improvements	10 years

Office and Other Equipment	5 years

Automobiles	5 years

h.	Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

i.	Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had consolidated comprehensive income of $216,345 for the nine months period ended September 30, 2007. The comprehensive income arose from the changes in foreign currency exchange rates.

j.	Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

k.	Revenue recognition

The Company generates revenues from the sales of LEDs and CCFLs. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

l.	Research and development costs

Research and development costs are expensed to operations as incurred.

m.	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

n.	Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2007, the cumulative translation adjustment of $336,715 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the nine months ended September 30, 2007 and 2006, accumulated other comprehensive income was $3,372,267 and $1830,255, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2007, the Company used the period-end rates of exchange for assets and liabilities of $0.13302 to RMB1.00. For the nine months ended September 30, 2007 and 2006, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $0.13028 to RMB1.00 and $0.12471 to RMB1.00, respectively, and historical rates for equity.

o.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company or one of its subsidiaries. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company or its subsidiaries may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

p.
Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the exercise of stock warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common shareholders	$(793,575)	$787,119	$981,937	$1,780,699
Denominator:
Weighted-average shares outstanding for basic earnings per share	11,553,348	11,542,000	11,545,824	11,542,000
Effect of dilutive securities:
Convertible preferred stock	-	-	3,703,704	-

Weighted-average shares outstanding for diluted earnings (loss) per share	11,553,348	11,542,000	15,249,528	11,542,000

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock warrants	11,500,000	-	11,500,000	-
Series A preferred stock	3,703,704	-	-	-

q.	Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

• Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
• Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable
• Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

• Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

3. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash, accounts and other receivables as of September 30, 2007 and 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2007 the Company’s bank deposits were 100% placed with banks in the PRC where there is currently no insurance to cover bank deposits in the event of bank failure.

For the nine months period ended September 30, 2007, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of September 30, 2007 also arose from customers located in the PRC.

The largest customer accounted for approximately 19% of the Company’s total revenue for the nine months period ended September 30, 2007. No other customer accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2006.

4.	INVENTORIES

At September 30, 2007, inventories consist of the following:

Raw materials	$1,985,393
Work-in-progress	272,994
Consumables	27,356
2,285,743

Less: Allowance for obsolescence	(153,138)

Total	$2,132,605

5.	PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

Production Machinery and Equipment	$2,561,021
Leasehold Improvements	307,735
Office and Other Equipment	63,642
Automobiles	300,161
3,232,559

Less: Accumulated depreciation	(770,431)

$2,462,128

Depreciation expense was $322,494 and $257,783 for the nine-month periods ended September 30, 2007 and 2006, and is broken down as follows:

	September 30, 2007	September 30, 2006
Cost of sales	$284,908	$224,363
Operating expense	37,586	33,420

Total	$322,494	$$257,783

6.	SHORT-TERM BANK LOANS

At September 30, 2007, short-term bank loans consist of the following:

Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.44% per annum due October to December 2007 and secured by restricted cash of approximately $399,000. These loans were each renewed for 90 days.	1,984,752
Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.55% - 9.48%, due in October 2007 and secured by restricted cash of approximately $133,000. These loans were each renewed for 90 days.	266,043
Revolving loans with DBS Bank, renewable on 90-days terms, interest at 9.50% per annum, due November 2007 and secured by restricted cash of approximately $263,000. These loans were each renewed for 90 days.	635,022
China Construction Bank, interest at 8.42% per annum, due July 23, 2008 and secured by a personal guarantee of the Company’s chief executive officer.	665,109

Total short-term bank loans	$3,550,926

Interest expenses arising from these loans for the nine months ended September 30, 2007 and 2006 amounted to $96,292 and $0, respectively.

7.	STOCKHOLDERS EQUITY

 Reverse Split

See Note 1 for information concerning a one-for-7.5 shares reverse split of the common stock.

Preferred Stock Series A

On September 12, 2007, the Company entered into a securities purchase agreement with Barron Partners LP and EOS Holdings LLC pursuant to which the investors purchased, for $4,000,000, an aggregate of (i) 3,703,704 shares of series A convertible preferred stock, with each share of series A preferred stock being initially convertible into one of a share of common stock, (ii) warrants to purchase 5,500,000 shares of common stock at $1.30 per share, and (iii) warrants to purchase 6,000,000 shares of common stock at $1.50 per share.

Additionally, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of the warrants and an escrow agreement pursuant to which the Company placed 3,700,000 shares of series A preferred stock in escrow. If the Company’s consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number for 2007 is approximately $0.1315 per share, and the target number for 2008 is approximately $0.2085 per share, except that, if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall by approximately $0.1818 per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less than the target number for that year. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The conversion rates are based on the rates on September 11, 2007, and are subject to change.

Net income, for the purposes of determining whether any shares are to be delivered to the investors, is defined to mean net income determined in accordance with GAAP plus (a) any charges relating to the transaction contemplated by the Purchase Agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain. Net Income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining net income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP.

The warrants have a term of five years, and expire on September 12, 2012. The warrants provide a cashless exercise feature which permits the conversion of the warrants into shares of Common Stock or Series A Preferred Stock; however, the holders of the warrants may not make a cashless exercise during the twelve months commencing on September 12, 2007 and thereafter only if the underlying shares are not covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% in each of 2007 and 2008 if the Company’s net income, as defined, per share of common stock, on a fully-diluted basis, is less than the Target Numbers described above for 2007 and 2008. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the Series A convertible preferred stock (“Series A Preferred”) were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible preferred stock was fully convertible at the issuance date, therefore the portion of proceeds allocated to the Series A preferred of $1,088,927 was determined to be the value of the beneficial conversion feature and was recorded as a deemed preferred stock dividend.

The Purchasers also received Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 5,500,000 shares of common stock of the Company at an exercise price of $1.30 per share and are entitled to purchase up to 6,000,000 shares of common stock of the Company at an exercise price of $1.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.50%; volatility of 15% and an expected term of five years. The portion of proceeds allocated to the warrants of $1,088,926 was determined to be the value of the warrants and was recorded as a deemed preferred stock dividend.. [Since there are investor warrants and not compensatory warrants, is 123R relevant?]

The Purchase Agreement, the certificate of designation and the warrants provide that those securities may not be exercised or converted if such conversion or exercise would result in the holder and its affiliates having beneficial ownership of more than 4.9% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. This limitation may not be waived.

The Purchase Agreement, the certificate of designation for the series A preferred stock and the warrants also provide that, with certain exceptions, if the Company issues common stock at a price, or other warrants or other convertible securities with an exercise or conversion price which is less than the conversion price of the series A preferred stock or the exercise price of the warrants, as the case may be, the conversion price of the warrants or the exercise price of the warrants will be reduced to the sales price, exercise price or conversion price, as the case may be, of such other securities, except that, the exercise price of the $1.30 warrants has a formula adjustment.

Pursuant to the purchase agreement, in addition to the foregoing:

☐ The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors within 90 days after the closing. Failure to meet this date will result in liquidated damages commencing 90 days after the closing from the period from the end of the 90 day period until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages.

☐ The Company agreed to hire a full-time qualified chief financial officer within 60 days after the closing date. Failure to meet this covenant would result in the imposition of liquidated damage.

☐ Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the Purchase Price, up to a maximum of 15% of the Purchase Price, which is $600,000, which is payable in cash or series A preferred stock, at the election of the investors.

☐ The Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 1,217 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 550,000 shares. The registration rights agreement also provides for additional demand registration rights in the event that the investors are not able to register all of the shares in the initial registration statement.

☐ The investors have a right of first refusal on future financings.

☐ The Company is restricted from issuing convertible debt or preferred stock or from having debt in an amount greater than twice the Company’s earnings before interest, taxes, depreciation and amortization.

☐ The Company’s debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

☐ The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

☐ The Company paid Barron Partners $50,000 for its due diligence expenses.

Common Stock

On September 12, 2007, in connection with securities purchase agreement, the Company issued 166,000 shares of its common stock.

Warrants and Options

Through a private placement on September 12, 2007, the Company issued an aggregate of 11,500,000 five-year warrants consisting of 5,500,000 Series A Warrants exercisable at $1.30 per share and 6,000,000 Series B Warrants exercisable at $1.50 per share, as set forth above.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	-	$-
Granted	11,500,000	1.40
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	11,500,000	$1.40

Options exercisable at end of period	11,500,000	$1.40

The following information applies to all warrants outstanding at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.30	5,500,000	5.0	$1.30	5,500,000	$1.30
$1.50	6,000,000	5.0	$1.50	6,000,000	$1.50
	11,500,000		$1.40	11,500,000	$1.40

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Warrants, are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

As of September 30, 2007 and 2006, the Company did not have an equity-based incentive plan and no options were outstanding.

8.	DUE TO RELATED PARTY

From time to time, the Company’s chief executive officer advances funds to company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At September 30, 2007, the Company had a payable to its chief executive officer of $55,556. This officer has agreed not to demand payment for one year.

9.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s consolidated results of operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

10.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into 5-year leases for factory premises and staff dorms. These leases can be renewed for an additional 5-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$90,256
2008	232,101
2009	243,070
2010 and thereafter	304,632

Total	$870,059

(b)	Social insurances of Suny’s employees

According to the laws and regulations of the PRC, Suny is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, Suny does not need to provide all employees with such social insurances, and has paid the social insurances for those of its employees who have completed three months’ continuous employment with Suny.

In the event that any current or former employee files a complaint with the PRC government and the complaint is upheld, Suny may be subject to making up the social insurances as well as administrative fines. The Company does not believe that any liability it may incur if it is held to be in violation of these laws would be material, and, accordingly, no provision has been made for any possible liability.

(c)	Statutory Reserves

Based on the legal formation of the entities, Suny is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of Suny, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

Before January 1, 2006, Suny was also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare.

Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required. If Suny provide the Statutory Surplus Welfare Fund, such amount shall be determined at the discretion of its board of directors.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves and are performed once a year at the fiscal year-end.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Group does not do so. These reserves are not distributable as cash dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Statements contained in this Form 10-QSB include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-QSB that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 8-K which was filed on September 19, 2007 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 8-K and this Form 10-QSB, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the electronics and consumer electronics industry, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB.

Overview

When used in this quarterly report, the terms the "China Display Technologies," the "Company," "we," and "us" refers to China Display Technologies, Inc. and our wholly-owned subsidiaries.

The financial statements reflect the operations of Suny prior to September 12, 1007, the date of the reverse acquisition, and the consolidated operations of the Company subsequent to September 12, 2007.

We design, manufacture and market small to medium-sized LEDs and cold cathode fluorescent lamp for various types of displays. Our emphasis is on small to medium-size back lighting unit manufacturing, and we are now developing the large size back lighting unit.

We sell our products to manufacturers of electronic products and not to end users. Our customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will get the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than we anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. During the nine months ended September 30, 2007, we had one customer that generated revenue of more than 10%. That customer accounted for 19% of our revenue during the nine months ended September 30, 2007, and our four largest customers accounted for approximately 48% of our revenue for that period. For the year ended December 31, 2006, four customers accounted for revenue of approximately 37% of revenue, and for the year ended December 31, 2005, four customers accounted for approximately 63% of revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

We also do not have long term supply contracts. While this practice reduces our risk, it also subjects us to price changes and, if our suppliers have a larger than anticipated demand for its products, our allocation may be reduced. We may not be able to obtain the components from alternate suppliers in a timely manner if at all, which would affect our relationship with our customers.

Prior to September 2007, we were a privately-owned company and we did not have the legal, accounting and other expenses that are associated with our being a public company. Commencing in the third quarter of 2007, our general and administrative expenses will increase as a result of these factors.

As a result of the issuance of series A preferred stock and warrants, we incurred a deemed dividend to the holders of the series A preferred stock in the amount of approximately $2.2 million, resulting from the discount of the conversion price of the series A preferred stock from the value of the underlying common stock and the allocated value of the warrants granted.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories comprise raw materials work on process, finished goods and low value consumable articles are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Property, equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

Under the tax laws of the PRC, we received a 100% tax holiday for 2005 and 2006 for the enterprise income tax. For 2007, 2008 and 2009, under present law, we will be entitled to a 50% tax holiday from this tax. As a result, there is no provision for income tax for 2005 and 2006. The tax provision for 2007 is 7.5% of taxable income.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We recognize product sales generally at the time the product is shipped. Shipping and handling costs are included in cost of goods sold. Revenue is presented net of any sales tax and value added tax.

Our functional currency is the RMB, which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the nine months ended September 30, September 30, 2007 and 2006.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

Reverse Acquisition

On September 12, 2007, we acquired Keep On Holdings and its wholly-owned subsidiary, Suny, in a transaction which is accounted for as a reverse acquisition. Although we are the company that made the acquisition, for accounting purposes, Suny is treated as the acquiring company. As a result our financial statements reflect the financial position, results of operations and cash flows of Suny prior to September 12, 2007 and the combined operations of Suny and the Company from and after September 12, 2007. From Suny’s organization until the completion of the reverse acquisition, Lawrence Kwok-Yan Chan, was Suny’s sole stockholder. The 11,376,000 shares issued to Mr. Chan and his designees are deemed to have been outstanding for all periods prior to September 12, 2007.

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, we determined that the convertible preferred stock and the accompanying warrants were equity instruments under SFAS 150 and 133. Although we had unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if our fully-diluted EBITDA per share were below the targeted levels, the certificate of designation relating to the series A preferred stock did not provide that we must issue shares that are registered pursuant to the Securities Act of 1933, with the result, pursuant to the certificate of designation, the additional shares need not be registered shares. Our series A preferred stock also met all other conditions for the classification as equity instruments. We had a sufficient number of authorized shares, the agreement contained an explicit limit on the number of shares to be delivered on conversion of the series A preferred stock, there is no required cash payment or net cash settlement requirement, and the holders of the series A preferred stock had no right higher than the holders of the common stock.

Our warrants were excluded from derivative accounting because they were indexed to our common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a).

Results of Operations

Three Months ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the three months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,
	2007		2006

Sales	$9,176	100.0%	$4,661	100.0%
Cost of sales	6,985	76.1%	3,625	77.8%
Gross profit	2,191	23.9%	1,036	22.2%
Selling	275	3.0%	80	1.7%
General and administrative	171	1.8%	84	1.8%
Research and development	166	1.9%	82	1.8%
Income from operations	1,578	17.2%	789	16.9%
Interest expense, net	81	0.9%	2	0.0%
Income before income taxes	1,497	16.3%	787	16.9%
Provision for (benefit from) income taxes	112	1.2%	-	-
Net income	1,384	15.1%	787	16.9%
Deemed preferred stock dividend	2,178	23.7%	-	-
Income (loss) to common stockholders	(794)	(8.6)%	787	16.9%

Sales were $9.18 million for the nine months ended September 30, 2007 (the “September 2007 Quarter”), an increase of $4.5 million, or 97%, from $4.66 million for nine months ended September 30, 2006 (the “September 2006 Quarter”). The increase in revenue reflects an increase demand for our products from small screen liquid crystal display and LED manufacturers.

Cost of sales was $7.0 million for the September 2007 Quarter, an increase of $3.36 million, or 93%, compared to $3.6 million for the September 2006 Quarter. The gross profit for the September 2007 Quarter was $2.2 million, an increase of $1.2 million, or 111%, from $1.0 million for the September 2006 Quarter. In general, the increase in cost of good sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the September 2007 Quarter was 23.9%, compared with 22.2% for the September 2006 Quarter.

Selling expenses were $275,000 for September 2007 Quarter, an increase of $19545000, or 245%, compared with $80,000 during the September 2006 Quarter. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products such as backlights for motor vehicle installations.

General and administrative were $171,000 for the September 2007 Quarter, an increase of $89,000, or 107.7% from the September 2006 Quarter. The increase was primarily attributed to the expensed incurred in connection with the reverse acquisition and additional expenses resulting from out status as a pubic company.

Research and development expenses were $166,000 for the September 2007 Quarter, an increase of $85,000, or 96%, from $85,000 for the September 2006 Quarter, as a result of research and development relating to new projects.

Income from operations was approximately $1.6 million for the September 2007 Quarter, compared with approximately $789,000 for the September 2006 Quarter. The increase was primarily the result of factors described above.

Income tax provision for the September 2007 Quarter was approximately $112,000. We had no tax provision for the September 2006 Quarter due to the tax holiday that was in effect in the 2006 period. The effective tax rate for the September 2007 Quarter was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

For the September 2007 Quarter, we had net income of $1.38 million compared to $787,000 for the 2006 September Quarter, an increase of 457,000 or49%

The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2 million to the holders of the series A preferred stock in the September 2007 Quarter. This deemed dividend is a non-cash transaction.

As a result of the foregoing, net income (loss) available to common stockholders for the September 2007 Quarter was $(794,000), or $(0.07) per share (basic and diluted), as compared with net income of $787,000, or $0.07 per share (basic and diluted) for the September 2006 Quarter.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth information from our statements of operations for the nine months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
Sales	$20,488	100.0%	$10,583	100.0%
Cost of sales	15,706	76.7%	8,145	77.0%
Gross profit	4,782	23.3%	2,438	23.0%
Selling	415	2.0%	168	1.6%
General and administrative	463	2.3%	256	2.4%
Research and development	392	1.9%	231	2.2%
Income from operations	3,511	17.1%	1,783	16.8%
Interest expense, net	96	0.05%	2	0.0%
Income before income taxes	3,416	16.7%	1,781	16.8%
Provision for (benefit from) income taxes	256	1.3%	-	-
Net income	3,160	15.4%	1,781	16.8%
Deemed preferred stock dividend	2,178	10.6%	-	-
Net income to common stockholders	982	4.8%	1,781	16.8%

Sales were $20.5 million for the nine months ended September 30, 2007 (the “September 2007 Period”), an increase of $9.9 million, or 94%, from $10.6 million for nine months ended September 30, 2006 (the “September 2006 Period”). The increase in revenue reflects an increase demand for our products from small screen liquid crystal display and LED manufacturers.

Cost of sales were $15.7 million for the September 2007 Period, an increase of $7.6 million, or 93%, compared to $8.1 million for the September 2006 Period. The gross profit for the September 2007 Period was $4.8 million, an increase of $2.3 million, or 109%, from $2.4 million for the September 2006 Period. In general, the increase in cost of good sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the September 2007 Period was 23.3%, compared with 23.0% for the September 2006 Period.

Selling expenses were $415,000 for September 2007 Period, an increase of $247,000, or 147%, compared with $168,000 for the September 2006 Period. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products such as backlights for motor vehicle installations.

General and administrative were $463,000 for the September 2007 Period, an increase of $207,000, or 81% from the September 2006 Period. The increase was primarily attributed to the expensed incurred in anticipation of the reverse acquisition as well as additional expense which we incurred after the closing of the reverse acquisition.

Research and development expenses were $392,000 for the September 2007 Period, an increase of $160,000, or 69%, from $231,000 for the September 2006 Period, as a result of research and development relating to new projects.

Income from operations was approximately $3.5 million for the September 2007 Period, compared with approximately $1.8 million for the September 2006 Period. The increase was primarily the result of factors described above.

Income tax provision for the September 2007 Period was approximately $256,000 compared to $0 in the September 2006 Period because of the 100% tax holiday that was in effect in 2006. The tax for the September 2007 Period is 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

Net income for the September 2007 period was $3.2 million compared to $1.78 million for the September 2006 Period, an increase of $1.4 million or 77.4%.

The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2 million to the holders of the series A preferred stock in the September 2007 Quarter. This deemed dividend is a non-cash transaction.

As a result of the foregoing, net income available to common shareholders for the September 2007 Period was $982,000, or $0.09 per share (basic) and $0.06  per share (diluted), as compared with net income of $1.78 million, or $0.15 per share (basic and diluted) for the September 2006 Period.

Liquidity and Capital Resources

At September 30, 2007, we had a cash balance of $2.5 million. These funds are located in financial institutions located in China.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

As of September 30, 2007, we had working capital of approximately $7.87 million, compared to $2.2 million at December 31, 2006, of which cash and cash equivalents amounted to $2.5 million, compared to $135,000 at December 31, 2006. Our accounts receivable has been a significant portion of our current assets, representing $3.35 million, or 21% of current assets, compared to $1.9 million, or 52% of current assets at December 31, 2006. Inventories amounted to $2.1 million, compared to $1.5 million at December 31, 2006. During the September 2007 Period, our cash flow used in operations amounted $2.4 million compared to net cash provided by operating activities of $1.7 million in the September 2006 Period.

For the September 2007 Period, we used cash for investing activities of $1.7 million as compared to $657,000 for the September 2006 Period. For the September 2007 Period, we used cash for the purchase of property and equipment of $934,000 and had an increase in restricted cash of $779,000. For the September 2006 Period, we used cash for the purchase of property and equipment of $657,000.

We have entered into 90-day revolving loan facilities with several banks pursuant which we have borrowed $2.88 million. Each 90-day period, we are required to renew these loans. At September 30, 2007, there was $2,885,817 outstanding, all of which were due in the fourth quarter of 2007. These loans bear interest at rates ranging from 6.44% to 9.50% and are secured by restricted cash of $795,000. These loans were renewed for an additional 90-day term. Additionally, at September 30, 2007, we have a loan payable with a bank of $665,109 which is due on July 23, 2008 and is personally guarantee by our chief executive officer. In September 2007, we received gross proceeds of $4.0 million from the sale of our series A preferred stock and warrants. We used $625,000 of the proceeds in connection to pay a former principal stockholder for his stock, which was subsequently cancelled, and to pay debt to that stockholder. The net proceeds to us after payment of closing costs and the payment to the former principal stockholder, was approximately $3.0 million. We used the net proceeds for working capital purposes.

The securities purchase agreement for our September 2007 private placement prohibits us (i) from issuing convertible debt or preferred stock until the earlier of five years from the closing or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) from having debt in an amount greater than twice our EBITDA until three years from the closing or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings until the earlier of five years from the date of this Agreement or such time as the investors, as a group, cease to own at least five percent (5%) of the total number of shares of common stock that were issued or are issuable upon conversion of series A preferred stock that were initially issued to the investors. These provisions may make it difficult for us to raise money for our operations or for acquisitions.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarterly period covered by this report.

PART II - OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

On September 19, 2007, the holders of 43,746,180 shares of common stock, or 50.31% of our outstanding common stock voted to approve our restated certificate of incorporation, which, among other changes, effected a one-for-7.5 reverse split of the common stock, all as set forth in our information statement which was filed with the SEC on October 16, 2007.  The restated certificate of incorporation was effective on November 8, 2007.  The number of shares referred to in this Item 4 does not reflect the reverse split.

Item 6.  Exhibits

31.1 Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1 Section 1350 certification of Chief Executive and Chief Financial Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Display Technologies, Inc.

Date: November 19, 2007	By:	/s/ Lawrence Kwok-Yan Chan
Lawrence Kwok-Yan Chan
Chief Executive Officer, Principal Executive Officer

Date: November 19, 2007	By:	/s/ Chi-wai Tse
Chi-wai Tse
Chief Financial Officer, Principal Financial Officer