Form 10QSB/A
period 2007-09-30
China Display Technologies, Inc.
filed 2008-01-23
CIK 59544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

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
Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,600,000 shares at November 15, 2007.

Transitional Small Business Disclosure Format ( Check one ): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended Sept 30, 2007, to amend our Financial Statements.

Any items included in the original report on Form 10-QSB for the period ended Sept 30, 2007, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) As of September 30, 2007	3
	Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	17
Item 3.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	22

China Display Technologies Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2007 (Restated)
(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalent	$2,544,844
Restricted cash	795,444
Receivables, net of allowance for doubtful accounts of $139,166	3,352,116
Inventories, net of provision $153,138	2,132,605
Advances to suppliers	2,966,863
Prepaid expenses and other receivables	1,900,203
Total current assets	13,692,075

Property and Equipment, net (Note 6)	2,462,128

Total Assets	$16,154,203

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Payables and accrued liabilities	$1,528,176
Short term loans (Notes 7)	3,550,926
Various taxes payable	240,611
Wages payable	94,770
Corporate taxes payable	261,630
Total current liabilities	5,676,113

Due to related party - Chen Guoxin	55,556

Total Liabilities	5,731,669

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 3,703,704 shares issued and outstanding; liquidation preference $4,000,000	3,704
Common stock. $.001 par value; 100,000,000 shares authorized;
11,600,000 shares issued and outstanding	11,600
Additional paid-in capital	6,083,694
Accumulated other comprehensive income	336,715
Statutory reserves	198,550
Retained earnings	3,788,271

Total Stockholders' Equity	10,422,534

Total Liabilities and Stockholders' Equity	$16,154,203

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007 (Restated)	2006	2007 (Restated)	2006

Total Revenues	$9,175,767	$4,661,127	$20,487,682	$10,583,088

Cost of Sales	6,985,054	3,625,027	15,705,834	8,145,038

Gross Profit	2,190,713	1,036,100	4,781,848	2,438,050

Operating Expenses:
Selling Expenses	275,439	79,855	415,472	168,188
Research and development	165,957	84,593	391,833	231,384
Other general and administrative	277,229	82,453	569,108	255,789

Total Expenses	718,625	246,901	1,376,413	655,361

Income from Operations	1,472,088	789,199	3,405,435	1,782,689

Other Income (Expenses):
Other	(475)	-	68	-
Interest Incomes	817	-	817	-
Interest Expenses	(81,874)	(2,080)	(96,292)	(1,990)

Total Other Income (Expenses)	(81,532)	(2,080)	(95,407)	(1,990)

Income Before Income Taxes	1,390,556	787,119	3,310,028	1,780,699

Provision for (Benefit from) Income Taxes	112,278	-	256,238	-

Net Income	1,278,278	787,119	3,053,790	1,780,699

Deemed preferred stock dividend	(2,177,853)	-	(2,177,853)	-

Net Income (loss) available to common shareholders	$(899,575)	$787,119	$875,937	$1,780,699

Net earnings (loss) per share of common stock, basic	$(0.08)	$0.07	$0.08	$0.15
Weighted average number of shares outstanding, basic	11,553,348	11,542,000	11,545,824	11,542,000

Net earnings (loss) per share of common stock, diluted	$(0.08)	$0.07	$0.06	$0.15
Weighted average number of shares outstanding, diluted	11,553,348	11,542,000	15,249,528	11,542,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007 (Restated)	2006
Cash flows from operating activities
Net income	$3,053,790	$1,780,699
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	322,494	257,783

Chang in operating assets and liabilities:-
Decrease (Increase) in assets:
Accounts receivable, net	(1,304,822)	(1,603,956)
Advances to suppliers	(2,966,863)	-
Inventories, net	(605,438)	(776,486)
Prepaid expenses and other receivables	(1,666,988)	129,834

Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	249,430	1,638,844
Various tax payable	(7,619)	-
Wage payable	18,780	(87,771)
Corporate tax payable	256,237	176,126
Due to related parties	-	189,892

Net cash provided by (used in) operating activities	(2,650,999)	1,704,965

Cash flows from investing activities
Increase in restricted cash	(779,048)	-
Recapitalization costs	(625,000)
Purchase of property and equipment	(934,319)	(656,575)

Net cash used in investing activities	(2,338,367)	(656,575)

Cash flows from financing activities
Proceeds from loans payable	3,477,734	-
Net Proceeds from preferred stock offering	3,860,993	-
Proceeds From related party loan	5,844	-
Repayment of related party loans	-	(66,341)

Net cash provided by (used in) financing activities	7,344,571	(66,341)

Effect of exchange rate changes on cash	54,648	(301,011)

Net increase in cash	2,409,853	681,038

Cash, beginning of period	134,991	26,135

Cash, end of period	$2,544,844	$707,173

Supplemental disclosure information:

Interest expense paid	$96,292	$1,990
Income taxes paid	$256,238	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

China Display Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

 1 – Restatement of September 30, 2007 Financial Statements

In accordance with SFAS 154 management has restated the September 30, 2007 financial statements to correct an error in recording the sale of preferred stock in September 2007. The Board of Directors and management of the Company have discussed the restatement disclosed in this Form 10QSB/A with the Company’s independent registered public accounting firm.

September 2007 Balance Sheet

An adjustment was made to increase additional paid in capital by $256,000 resulting from an error in recording $150,000 in prepaid investor relations expense and $106,000 of professional fees as part of the offering expenses related to the September 2006 preferred stock sale. This adjustment also increased prepaid expense by $150,000 and decreased retained earnings by $106,000.

Statements of Operations – Three and nine months ended September 30, 2007

The company restated its previously reported “other general and administrative” expense by $106,000 as a result of incorrectly including $106,000 of professional fees as part of offering expense charged to additional paid in capital related to the September 2007 preferred stock sale.

The consolidated financial statements as of September 30, 2007 and for the three and nine months then ended, and the notes thereto, have been restated to include the items identified in the above. The following financial statement line items were impacted:

	As previously
	reported	Restated
	September 30,	September 30,
Consolidated Balance Sheet	2007	2007

Prepaid expense	$1,750,203	$1,900,203
Additional paid in capital	$5,827,694	$6,083,694
Retained earnings unrestricted	$3,894,272	$3,788,272

	As previously		As previously
	reported	Restated	reported	Restated
	For The Three Months Ended		For The Nine Months Ended
Consolidated Statements of Operations	September 30, 2007		September 30, 2007

As included in G&A expenses:
Professional fees	$-	$106,000	$-	$106,000
Total expenses	$612,625	$718,625	$1,270,413	$1,376,413
Operating income	$1,578,088	$1,472,088	$3,511,435	$3,405,435
Income before income taxes	$1,496,556	$1,390,556	$3,416,028	$3,310,028
Net income	$1,384,278	$1,278,278	$3,159,790	$3,053,790
Net income available to common shareholders	$(793,575)	$(899,575)	$981,937	$875,937
Basic (loss) income per common share	$(0.07)	$(0.08)	$0.09	$0.08
Diluted (loss) income per common share	$(0.07)	$(0.08)	$0.06	$0.06

2. Organization

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

On September 12, 2007, the Company executed a share exchange agreement (“Share Exchange Agreement”) with Lawrence Kwok-Yan Chan, the sole stockholder of Keep On Holdings, Limited, a British Virgin Island corporation incorporated on April 18, 2007 (Keep On”) , whereby the Company acquired all of the outstanding common stock of Keep On in exchange for newly-issued stock of the Company to Keep On’s sole shareholder.

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

As a result of the Share Exchange Agreement, t he acquisition of Keep On by the Company was accounted for as a reverse acquisition because on a post-acquisition basis, the former stockholder of Keep On and his assignees held a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Keep On is deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statement data presented are those of Keep On and its wholly-owned subsidiary, Suny, for all periods prior to the Company’s acquisition of Keep On on September 12, 2007, and the financial statements of the consolidated companies from the acquisition date forward.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common shareholders	$(899,575)	$787,119	$875,937	$1,780,699
Denominator:
Weighted-average shares outstanding for basic earnings per share	11,553,348	11,542,000	11,545,824	11,542,000
Effect of dilutive securities:
Convertible preferred stock	-	-	3,703,704	-

Weighted-average shares outstanding for diluted earnings (loss) per share	11,553,348	11,542,000	15,249,528	11,542,000

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

4.  CONCENTRATIONS OF CREDIT RISK

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

5.   INVENTORIES

At September 30, 2007, inventories consist of the following:

Raw materials	$1,985,393
Work-in-progress	272,994
Consumables	27,356
2,285,743

Less: Allowance for obsolescence	(153,138)

Total	$2,132,605

6.  PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

Production Machinery and Equipment	$2,561,021
Leasehold Improvements	307,735
Office and Other Equipment	63,642
Automobiles	300,161
3,232,559

Less: Accumulated depreciation	(770,431)

$2,462,128

Depreciation expense was $322,494 and $257,783 for the nine-month periods ended September 30, 2007 and 2006, and is broken down as follows:

	September 30, 2007	September 30, 2006
Cost of sales	$284,908		$224,363
Operating expense	37,586		33,420

Total	$322,494	$$	257,783

7.   SHORT-TERM BANK LOANS

At September 30, 2007, short-term bank loans consist of the following:

Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.44% per annum due October to December 2007 and secured by restricted cash of approximately $399,000. These loans were each renewed for 90 days.	1,984,752
Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.55% - 9.48%, due in October 2007 and secured by restricted cash of approximately $133,000. These loans were each renewed for 90 days.	266,043
Revolving loans with DBS Bank, renewable on 90-days terms, interest at 9.50% per annum, due November 2007 and secured by restricted cash of approximately $263,000. These loans were each renewed for 90 days.	635,022
China Construction Bank, interest at 8.42% per annum, due July 23, 2008 and secured by a personal guarantee of the Company’s chief executive officer.	665,109

Total short-term bank loans	$3,550,926

Interest expenses arising from these loans for the nine months ended September 30, 2007 and 2006 amounted to $96,292 and $0, respectively.

8. STOCKHOLDERS EQUITY

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

Net income, for the purposes of determining whether any shares are to be delivered to the investors, is defined to mean net income determined in accordance with GAAP plus (a) any charges relating to the transaction contemplated by the Purchase Agreement and the registration rights agreement, minus (b) the amount, if any, by which all non-recurring losses or expenses exceed all non-recurring items or income or gain . Net Income shall not be adjusted if all non-recurring items of income or gain exceed all non-recurring losses or expenses. Items shall be deemed to be non-recurring only if they qualify as non-recurring pursuant to GAAP. For determining net income per share, all shares which are outstanding or which may be issuable upon exercise or conversion of options, warrants and other convertible securities are deemed to be outstanding, regardless of whether the shares would be counted for purposes of computing diluted earnings per shares under GAAP.

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

•
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

•	The Company agreed to hire a full-time qualified chief financial officer within 60 days after the closing date. Failure to meet this covenant would result in the imposition of liquidated damage.

•
Liquidated damages for failure to comply with the preceding two covenants are computed in an amount equal to 12% per annum of the Purchase Price, up to a maximum of 15% of the Purchase Price, which is $600,000, which is payable in cash or series A preferred stock, at the election of the investors.

•
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

•	The investors have a right of first refusal on future financings.

•
The Company is restricted from issuing convertible debt or preferred stock or from having debt in an amount greater than twice the Company’s earnings before interest, taxes, depreciation and amortization.

•	The Company’s debt cannot exceed twice the preceding four quarters earnings before interest, taxes, depreciation and amortization.

•
The Company’s officers and directors agreed, with certain limited exceptions, not to publicly sell shares of common stock for 27 months or such earlier date as all of the convertible securities and warrants have been converted or exercised and the underlying shares of common stock have been sold.

•	The Company paid Barron Partners $50,000 for its due diligence expenses.

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

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	-	$-
Granted	11,500,000	1.40
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	11,500,000	$1.40

Options exercisable at end of period	11,500,000	$1.40

The following information applies to all warrants outstanding at September 30, 2007:

	Warrants Outstanding
		Weighted Average
		Remaining		Warrants Exercisable
Range of Exercise Prices	Shares	Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.30	5,500,000	5.0	$1.30	5,500,000	$1.30
$1.50	6,000,000	5.0	$1.50	6,000,000	$1.50
	11,500,000		$1.40	11,500,000	$1.40

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

9. DUE TO RELATED PARTY

From time to time, the Company’s chief executive officer advances funds to company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At September 30, 2007, the Company had a payable to its chief executive officer of $55,556. This officer has agreed not to demand payment for one year.

10. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

11. COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into 5-year leases for factory premises and staff dorms. These leases can be renewed for an additional 5-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows :

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

Results of Operations

Three Months ended September 30, 2007 and 2006

 The following table sets forth information from our statements of operations for the three months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,
	2007 (Restated)		2006

Sales	$9,176	100.0%	$4,661	100.0%
Cost of sales	6,985	76.1%	3,625	77.8%
Gross profit	2,191	23.9%	1,036	22.2%
Selling	275	3.0%	80	1.7%
General and administrative	277	3.0%	82	1.8%
Research and development	166	1.9%	84	1.8%
Income from operations	1,472	16.0%	789	16.9%
Interest expense, net	81	0.9%	2	0.0%
Income before income taxes	1,391	15.2%	787	16.9%
Provision for (benefit from) income taxes	112	1.2%	-	-
Net income	1,278	13.9%	787	16.9%
Deemed preferred stock dividend	2,178	23.7%	-	-
Income (loss) to common stockholders	(900)	(9.8)%	787	16.9%

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

 Selling expenses were $275,000 for September 2007 Quarter, an increase of $195000, or 243%, compared with $80,000 during the September 2006 Quarter. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products such as backlights for motor vehicle installations.

 General and administrative were $277,000 for the September 2007 Quarter, an increase of $195,000, or 237.8% from the September 2006 Quarter. The increase was primarily attributed to the expensed incurred in connection with the reverse acquisition and additional expenses resulting from out status as a pubic company.

 Research and development expenses were $166,000 for the September 2007 Quarter, an increase of $81,000, or 96%, from $85,000 for the September 2006 Quarter, as a result of research and development relating to new projects.

 Income from operations was approximately $1.5 million for the September 2007 Quarter, compared with approximately $789,000 for the September 2006 Quarter. The increase was primarily the result of factors described above.

 Income tax provision for the September 2007 Quarter was approximately $112,000. We had no tax provision for the September 2006 Quarter due to the tax holiday that was in effect in the 2006 period. The effective tax rate for the September 2007 Quarter was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

 For the September 2007 Quarter, we had net income of $1.28 million compared to $787,000 for the 2006 September Quarter, an increase of 491,000 or62%

 The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2 million to the holders of the series A preferred stock in the September 2007 Quarter. This deemed dividend is a non-cash transaction.

 As a result of the foregoing, net income (loss) available to common stockholders for the September 2007 Quarter was $(900,000), or $(0.08) per share (basic and diluted), as compared with net income of $787,000, or $0.07 per share (basic and diluted) for the September 2006 Quarter.

Nine Months Ended September 30, 2007 and 2006

 The following table sets forth information from our statements of operations for the nine months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Nine Months Ended September 30,
	2007 (Restated)		2006
Sales	$20,488	100.0%	$10,583	100.0%
Cost of sales	15,706	76.7%	8,145	77.0%
Gross profit	4,782	23.3%	2,438	23.0%
Selling	415	2.0%	168	1.6%
General and administrative	569	2.8%	256	2.4%
Research and development	392	1.9%	231	2.2%
Income from operations	3,405	17.1%	1,783	16.8%
Interest expense, net	96	0.0%	2	0.0%
Income before income taxes	3,310	16.2%	1,781	16.8%
Provision for (benefit from) income taxes	256	1.3%	-	-
Net income	3,054	14.9%	1,781	16.8%
Deemed preferred stock dividend	2,178	10.6%	-	-
Net income to common stockholders	876	4.3%	1,781	16.8%

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

 General and administrative were $569,000 for the September 2007 Period, an increase of $314,000, or 123% from the September 2006 Period. The increase was primarily attributed to the expensed incurred in anticipation of the reverse acquisition as well as additional expense which we incurred after the closing of the reverse acquisition.

 Research and development expenses were $392,000 for the September 2007 Period, an increase of $160,000, or 69%, from $231,000 for the September 2006 Period, as a result of research and development relating to new projects.

 Income from operations was approximately $3.3 million for the September 2007 Period, compared with approximately $1.8 million for the September 2006 Period. The increase was primarily the result of factors described above.

 Income tax provision for the September 2007 Period was approximately $256,000 compared to $0 in the September 2006 Period because of the 100% tax holiday that was in effect in 2006. The tax for the September 2007 Period is 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

 Net income for the September 2007 period was $3.1 million compared to $1.78 million for the September 2006 Period, an increase of $1.32 million or 74.1%.

 The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2 million to the holders of the series A preferred stock in the September 2007 Quarter. This deemed dividend is a non-cash transaction.

 As a result of the foregoing, net income available to common shareholders for the September 2007 Period was $875,000, or $0.08 per share (basic) and $0.06  per share (diluted), as compared with net income of $1.78 million, or $0.15 per share (basic and diluted) for the September 2006 Period.

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

 As of September 30, 2007, we had working capital of approximately $8.01 million, compared to $2.2 million at December 31, 2006, of which cash and cash equivalents amounted to $2.5 million, compared to $135,000 at December 31, 2006. Our accounts receivable has been a significant portion of our current assets, representing $3.35 million, or 21% of current assets, compared to $1.9 million, or 52% of current assets at December 31, 2006. Inventories amounted to $2.1 million, compared to $1.5 million at December 31, 2006. During the September 2007 Period, our cash flow used in operations amounted $2.7 million compared to net cash provided by operating activities of $1.7 million in the September 2006 Period.

 For the September 2007 Period, we used cash for investing activities of $2.3 million as compared to $657,000 for the September 2006 Period. For the September 2007 Period, we used cash for the purchase of property and equipment of $934,000 and had an increase in restricted cash of $779,000. For the September 2006 Period, we used cash for the purchase of property and equipment of $657,000.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2007, our chief executive officer and our chief financial officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining effective internal controls. Because of its inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our evaluation of our disclosure controls and procedures described above, we concluded that there were weaknesses in our disclosure controls and procedures. To address these weaknesses described below, we performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this quarterly report on Form 10-QSB, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Our chief executive officer and chief financial officer noted that the reverse merger pursuant to which the Company acquired Keep On Holdings Limited was completed 18 days prior to the end of the reporting period, that the Company prior to the reverse acquisition was a blank check shell company with no business activities, and that prior to the reverse acquisition the Company did not engage in any significant transactions. Subsequent to September 30, 2007, we took the steps to address those weaknesses.

We believe that the measures we have taken have addressed each matter identified as a material weakness by management and our independent registered public accounting firm. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

The certification of our chief executive officer and chief financial officer, which is included as Exhibit 31.1 to this Annual Report on Form 10-K, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 3 - Controls and Procedures for a more complete understanding of the matters covered by such certification.

Except as otherwise discussed herein, there have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we are continuing to implement the enhancements to our internal control over financing reporting to address the material weaknesses described above.

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

China Display Technologies, Inc.

Date: January 23, 2008	By:	/s/ Lawrence Kwok-Yan Chan

Lawrence Kwok-Yan Chan
Chief Executive Officer, Principal Executive Officer

Date: January 23, 2008	By:	/s/ Kam Ming Yip

Kam Ming Yip
Chief Financial Officer, Principal Financial Officer