Form 10KSB
period 2007-12-31
China Display Technologies, Inc.
filed 2008-03-21
CIK 59544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from     to

Commission File Number: 000-05767

China Display Technologies, Inc.
(Name of small business issuer in its charter)

Delaware	23-2753988
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

12A Block, Xinhe Road, Xinqiao No. 3
Industrial Zone, Shajing District, Baoan Town, Shenzen, China 150090	150090
(Address of principal executive office)	(Zip code)

Issuer’s telephone number, including area code:
86-0755-29758811

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most recent fiscal year. $32,553,974.

The aggregate market value of the voting stock held by non-affiliates of the issuer based on the closing sale price of $3.00 on March 5, 2008 was $16,747,548.

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of March 11, 2008 was 11,845,340.

FORWARD LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

History

We are a Delaware corporation organized on September 29, 2004 under the name Lincoln International Corporation, which is the successor by merger to a Kentucky corporation of the same name that was organized on July 1, 1960. On September 21, 2007, our corporate name was changed to SUNY Display Technologies, Inc., and on October 11, 2007, our corporation name was changed to China Display Technologies, Inc.

September 2007 Reverse Merger and Private Placement

On September 12, 2007, we acquired all of the stock of Keep On Holdings, Limited, a British Virgin Islands corporation (“Keep On Holdings”) which is the sole stockholder of Suny Electronics (Shenzhen) Co., Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Suny”). Keep On Holdings had no business other than the ownership of the stock of Suny. The acquisition of Keep On Holdings is treated as a reverse acquisition, and the business of Suny became the business of the Company. At the time of the reverse acquisition, Lincoln was not engaged in any active business.

The accounting rules for reverse acquisitions require that beginning September 12, 2007, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of Keep On Holdings and its wholly-owned subsidiary, Suny, and our equity accounts were recapitalized to reflect the net equity of Suny. The financial condition and results of operations for periods prior to September 12, 2007 reflect only the financial condition and operating results of Suny.

In connection with the acquisition of Keep On Holdings, we entered into:

•
An agreement with Lawrence Kwok-Yan Chan, the sole shareholder of Keep On Holdings pursuant to which the he exchanged all of his stock in Keep On Holdings for 11,376,000 shares of common stock (constituting approximately 98.1% of our outstanding common stock). The common stock was issued, in accordance with Mr. Chan’s instructions, to Mr. Chan and his designees.

•
A securities purchase agreement with Barron Partners LP and Eos Holdings LLC pursuant to which the Investors purchased, for $4,000,000, an aggregate of (i) 3,703,704 shares of series A convertible preferred stock, with each share of series A preferred stock being initially convertible into one share of common stock, (ii) warrants to purchase 5,500,000 shares of common stock at $1.30 per share, and (iii) warrants to purchase 6,000,000 shares of common stock at $1.50 per share.

•
An agreement with our principal stockholder Nathan Low, individually and on behalf of NFS/FMTC Roth IRA FBO Nathan Low, pursuant to which we purchased 290,000 shares of common stock, for a purchase price of $340,133.13, which was paid from the proceeds of the series A preferred stock and warrants, and repaid obligations to Mr. Low due to him in the aggregate amount of $284,866.87. The total payments for the stock and obligations to Mr. Low were $625,000.

•	A registration rights agreement pursuant to which we agreed to register the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants.

•
An escrow agreement pursuant to which we put 3,700,000 shares of series A preferred stock in escrow. If our consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to us and cancelled.

References to “we,” “us,” “our” and similar words refer to the China Display Technologies, Inc. and its subsidiaries, Keep On Holdings and Suny, unless the context indicates otherwise, and, prior to the effectiveness of the reverse acquisition, these terms refer to Suny. References to Lincoln relate to China Display Technologies, Inc. prior to the reverse acquisition.

Our executive offices are located at 12A Block, Xinhe Road, Xinqiao No. 3, Industrial Zone, Shajing District, Baoan Town, Shenzhen, CHINA 150090, telephone 86 755-299-39658. Our website is http://suny.hk . Information on our website or any other website is not part of this report.

September 2007 Private Placement

On September 12, 2007, we issued to Barron Partners and Eos Holdings, for $4,000,000, an aggregate of 3,703,704 shares of series A convertible preferred stock and warrants to purchase 5,500,000 shares of common stock at $1.30 per share and 6,000,000 shares of common stock at $1.50 per share. Each share of series A preferred stock is convertible into one share of common stock, and the conversion price of the series A preferred stock, which is determined by dividing the purchase price of $4,000,000 by the number of shares of common stock issuable upon conversion, is $1.08 per share. The following table sets forth the investment by each of the investors, the number of shares of series A preferred stock issued, the number of shares of common stock issuable upon conversion of the series A preferred stock and the number of shares of common stock issuable upon exercise of each set of warrants:

	Series A Preferred Stock	Common Stock issuable upon conversion of Series A Preferred Stock	$1.30 Warrants	$1.50 Warrants
Barron Partners LP	3,611,111	3,611,111	5,362,500	5,850,000
Eos Holdings LLC	92,593	92,593	137,500	150,000
Total	3,703,704	3,703,704	5,500,000	6,000,000

Pursuant to a registration statement that was declared effective by the SEC on February 1, 2008, we registered 1,612,500 shares of common stock issuable upon exercise of the $1.30 warrants. We have not registered any of the shares of common stock issuable upon conversion of the series A preferred stock or the $1.50 warrants.

Reverse Split

On November 8, 2007, we amended and restated our certificate of incorporation, which, among other provisions, effected a one-for-7.5 reverse split and changed our authorized capital stock to provide that we are authorized to issue 20,000,000 shares of preferred stock, par value $.001 per share, and 100,000,000 shares of common stock, par value $.001 per share. The reverse split became effective on that date. All share and per share information in this report gives retroactive effect to the reverse split, unless otherwise indicated.

The LCD Industry

The backlight industry provides one of the major components for LCD displays, contributing an estimated 20% of the cost of LCD module. Displays are a part of every day life. They are found in audio and visual equipment in the home, computers and laptops at work. People come across displays in the home, offices, restaurants and bars, hotels, cars, hospital and elsewhere.

In the Displaybank TFT-LCD shipment result report, shipments of large-size TFT-LCD panels, 10-inch and larger, jumped by 41% from 2006 to 393.47 million units in 2007, and shipment area also increased by 57.4% to 5,276 million square meters. Revenues also reached $71.7 billion, up 35.7% from the previous year.

According to DisplaySearch, a total of 572 million small and medium displays were shipped in the fourth quarter of 2006, a 12% increase over the comparable quarter of 2005 and a 9% increase in 2006 over 2005 (excluding products added in 2006), with total revenues of $5.3 billion in its recent issue of the Quarterly Small/Medium Shipment and Forecast Report. The institute has also reported its forecast for the LCD panel market for 2008. The LCD panel market for 2008 is expected to grow about 18% from 379.5 million units in 2007 to 447.7 million units by 2008, with LCD TV panels likely to top the application list with growth of 26% followed by notebook panels at 14% and monitor panels at 12%.

Mobile phone displays continue to represent the majority of shipments in the small/medium category. Global handset panel shipments reached a record in the fourth quarter of 2006, with 297.6 million main displays and 67.9 million sub-displays, representing a combined growth of 3% sequentially and 7% on year, according to DisplaySearch. Total handset shipments topped 1.1 billion units last year but, shipment growth did not translate into revenue growth for the display makers.

Notebook demand is increasing in previous years. CCFL is the mainstream for the backlighting source, while the penetration rate of 7-inch LCD panels incorporating an LED backlight is expected to reach 62% in 2008. According to Displaybank,quoted from Robert Yeh, chairman of Everlight Electronics, as cited in the Chinese-language Economic Daily News (EDN), the penetration rate of LED backlighting utilized in medium-size panels will increase from 55% in 2007 to 62% in 2008, with related shipments growing from 853 million panels to 1.23 billion panels.

The demand for large size LCD penal has increased since plasma- and LCT-TV been introduced. Japan Electronics and Information Technology Industries Association (JEITA) has predicted a sharp rise in demand for LCD televisions in the coming years. The group expects LCD to outpace demand for Plasma displays, with an average 23.4% annual growth for the next five years. In 2006, 37.1 million LCD units were shipped. Total revenue from sales of flat panel display screens are set to exceed previous projections by six per cent and hit $194.6 billion over 2007 and 2008. According to DisplaySearch, an increase in projected FPD revenue of $92.7 billion for 2007 and $102 billion in 2008 has led the research body to amend its earlier projected figure of £183.4 billion for the two-year period. DisplaySearch’s figures also revealed that sales of LCD TV panels are due to show a year-on-year increase by 38 per cent from the first half of 2007 and the first half of 2008.

Our Industry

The backlight industry is closely associated with the consumer electronics industry. LCDs are used to present data and images in a wide variety of applications, ranging from cell phones to car navigation and entertainment systems to the larger displays used in flat panel televisions and computer monitors, including laptop computer screens.

LCD technology allows for a higher level of light output than other types of panel displays. It has become the mainstream technology in today’s display market with demand for such technology increasing by 10 to 15% per year in recent years. Generally, companies that manufacture backlights supply them as a component to other parties, which incorporate them into a finished display unit, which consists of a film (such as a thin film transistor) that bears the image and the case or shell that is used to hold the backlight and film in place. The assemblers of the LCD modules are our typical upstream customers. Some branded assemblers of electronic consumer products are our customers too.

Until recently, the backlight industry was centered in Japan and Korea, where the majority of modules used in the production of LCD displays, such as Samsung and Toshiba, are located. Based on certain cost advantages, Taiwan has become a leading producer of backlights as well.

More recently, a large number of backlight manufacturers, both independent ones and operations associated with Japanese and Korean companies, have begun production in the PRC, including Diguang. This shift of backlight production to the PRC is based in large measure on the comparability of its technical workforce and facilities to those of the traditional Asian producers, together with significant labor cost advantages. Those factors have, to some extent, pulled the assembly of display units into the PRC as well, even though a relatively small amount of the modules used to make LCD displays are currently produced in the PRC.

We consider our industry to be one that is expanding. Display has become a necessary component for most electronic consumer products. We have an engineering team experienced in dot matrix design and optoelectronic physics. We have benefited from what we believe are cost and strategic advantages relative to our competitors, and those advantages have enabled us to maintain attractive margins on our products up to this point. However, as a growing percentage of backlight production shifts to the PRC from higher-cost countries, price competition will increase, and our ability to preserve margins will depend on our continuing to improve our product quality, production efficiency and customer services relative to our competitors.

We believe that controlling costs is critical in the electronics industry. We aim to control costs by sourcing suitable replacements for expensive imported raw materials, improving production efficiency and maintaining good relationships with our customers.

Business Overview

We design, manufacture and market small to medium-sized light emitting diodes, known as LEDs and cold cathode fluorescent lamp, known as CCFL, for various types of displays, such as amorphous silicon thin film liquid crystal displays, low temperature poly-silicon thin film liquid crystal displays, super-twisted liquid crystal display, colored super-twisted liquid crystal display, twisted liquid crystal display, and mono LCDs for liquid crystal displays. Our products have a variety of applications, such as mobile phones, PDA’s, GPS system, portable DVD/VCD players, MP3 and MP4, medical equipment, household appliances with displays, and more. Our emphasis is on small to medium-size back-light unit (“back lighting unit”) manufacturing, with in-house lightguide processing and film processing workshops, for “one-stop processing” for backlight production, and we are now developing the large size back lighting unit, targeting the LCD-TV market which we believe has a relatively high profit margin.

Suny has a business license, issued by the Shenzhen Industry and Commerce Bureau, to operate as a wholly owned foreign enterprise for a 20-year period commencing October 8, 2006 and ending on October 8, 2026.We believe that we can benefit from the trend in transition from CCFL to LED backlighting. The market focus has been intensified into CCFL-LED. The adoption of color gamut, environmentally friendly property, thickness/weigh, form factor, contract ratio, and response time, which were considered to be strengths of LED in the initial stage, has become more popular in notebook and TV applications. In 2008, the adoption of LED BLU light source is likely to heat up further. Displaybank predicts that LED BLU-specialized exclusive components are likely to create high value added by taking advantage of their competitive edge.

We market our products principally through an in-house staff. We promote our products at trade shows in ShenZhen and Hong Kong as well in through trade publications.

Intellectual Property

We own two Chinese patents for technical optimization of the optoelectronic properties and one Chinese copyright for software used in the dot matrix design and refining on light guide. The technologies are developed by our research and development team. However, because of the changing nature of the industry, these patents may not be material to our ongoing business.

We believe backlight manufacturers generally use similar techniques and procedures for back lighting unit production. However, each manufacturer uses its own special processes for refining the optoelectronic performance of its products. Our research and development efforts are aimed toward the development of new technology to preserve what we believe are our technological advantages. We plan to continue to collaborate with universities in Hong Kong and optoelectronic research institutions in China, for developing the innovative and practical technologies for back lighting unit production. However, we cannot assure you that we will be able to enforce any proprietary rights in our intellectual property.

Principal Customers

A significant percentage of our business is generated from a small number of customers. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue in the years ended December 31, 2007 and 2006 (dollars in thousands).

	Year ended December 31,
Customer	2007		2006
	Dollars	Percent	Dollars	Percent
Yassy Technology (Shenzhen) Co., Ltd.	$6,068	19%	1,009	8%
Sinopac Enterprise Company	3,242	10%	2,096	13%
Shenzhen Xinjiuding Optronics Technology Co., Ltd.	3,542	11%	1,327	8%
Viewtron Technology Ltd.	3,129	10%	1,687	10%
BYD Company Limited	2,396	7%	2,153	13%

Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market.

Source of Supply

We purchase components for our products from a number of suppliers. We do not have any long term contracts with any of our suppliers, and we believe that alternative suppliers are available. Although we have not been subject to shortages for any of our components, since we do not have long-term contracts, we may be subject to cutbacks and price increases which we may not be able to pass on to our customers in the event that the demand for components generally exceeds the capacity of our suppliers.

Research and Development

We incurred research and development expenses of $646,000 for the year ended December 31, 2007 and $344,000 for the year ended December 31, 2006. All research and development is company-sponsored and is expensed as incurred. Our recent research and development projects include a cold color backlight project and a backlight light transmission board.

Government Regulations

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present manufacturing business.

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our leased facilities in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These rules are subject to changes both in the law and regulations as well as the interpretation of existing laws and regulations. We cannot assure you that we will be in compliance consistently. Failure to comply with regulations could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

Employees

At December 31, 2007, we had 597 employees, of whom 51 are executive and administrative staff, 10 are marketing and sales, 20 are technical, 34 are workshop management and 482 are manufacturing workers. We consider our employee relations to be good.

RISK FACTORS

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business

Adverse trends in the electronics industry may reduce our sales and profitability.

Our business depends on the continued vitality of the electronics industry, which is subject to rapid technological change, short product life cycles and margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices and margin and production over-capacity.   It is also characterized by sudden upswings in the cycle, which can lead to shortages of key components needed for our business, for which there is not always an alternative source. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results by reducing the level of business that they furnish to us or the price they are willing to pay for our products.   If our customers’ products fail to gain widespread commercial acceptance, become obsolete or otherwise suffer from low sales volume, our sales and profitability may stagnate or decline.

Our sales and income will be impaired if we are unable to market products that utilize the most current technology.

The electronics industry in general is characterized by changes in technology that either significantly reduce gross margins or make products obsolete  Organic light emitting diode technology is an alternative to traditional LED technology that is still in the development phase, with companies attempting to create an organic light emitting diode solution for cell phones and other small size applications.  This technology has the potential to supplant traditional the LED in many applications.  If this technology or other technologies enable companies to have a better and cheaper product, the market for the LED may diminish, and, if we are not able to develop or acquire rights to new technologies, we may have difficulty in maintaining our sales, margin and income.

A few customers and applications account for a significant portion of our sales, and the loss of any one of these customers may reduce our sales and profits.

A small number of customers account for a very significant percentage of our revenue. During the year ended December 31, 2007, we had four customer that generated revenues of at least 10%, with one customer accounting for 19% of our revenue. These four customers accounted for approximately 50% of our revenue for 2007. For the year ended December 31, 2006, we had three customers that accounted for at least 10% of revenue, and these three customers accounted for approximately 36% of our revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

Since our largest customers are Chinese companies, we are dependent upon the market acceptance of Chinese-made products.

Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market. As a result, we are dependent upon the international market acceptance of Chinese made products. To the extent that companies in the international market look to suppliers in other countries, our sales to both domestic and international manufacturers could be impaired.

We do not have long-term purchase commitments from our customers and may have to base our production decisions on non-binding customer forecasts, and any cancellation of purchase orders may impair our sales and profitability.

We are required to provide our customers with product on very short notice. Industry trends over the past five years have led to dramatically shortened lead times on purchase orders, as rapid product cycles have become the norm. Although we sometimes enter into manufacturing contracts with our customers, these contracts principally clarify order lead times, inventory risk allocation and similar matters, rather than providing for firm, long-term commitments to purchase a specified volume of products at a fixed price. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. Our customers may provide us with non-binding forecasts which are subject to change. We must meet our customers’ delivery requirements regardless of whether the orders are consistent with the forecasts. As a result, our sales and income can be impaired if we are unable to meet the customers’ requirements or if we produce product based on the forecasts and the anticipated orders are not forthcoming. These customer decisions could result in excess and obsolete inventory and/or unabsorbed manufacturing capacity if anticipated orders do not materialize or a strain our resources, leading to a reduction in our margins as a result of the additional costs necessary to meet the demands which may be in excess of the forecasts.

We may incur design and development expenses and purchase inventory in anticipation of orders which are not placed.

In order to transact business, we assess the integrity and creditworthiness of our customers and suppliers and we may, based on this assessment, incur design and development costs that we expect to recoup over a number of orders produced for the customer.  Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize. We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

Failure to optimize our manufacturing potential and cost structure could materially increase our overhead, causing a decline in our margins and profitability.

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in accurately forecasting demand, predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that it intends to produce. Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including utilization rates of manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, and maintenance of contaminant-free operations. Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

Our profitability is affected by inflationary pressure in China and other countries in which we sell our products.

Our cost structure is subject to fluctuations from inflationary pressures in China and other countries in which we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements.

We face intense competition, and many of our competitors have substantially greater resources than we have.

We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located.  Many competitors have production lines that allow them to produce more sophisticated and complex devices than we currently offer and to offer a broader range of display devices. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets. We might lose some of our current or future business to these competitors or be forced to reduce our margins to retain or acquire that business, which could decrease our sales or slow our future revenue growth and lead to a decline in profitability.

Because we depend on the market acceptance of our customers’ products, any significant slowdown in demand for those products would reduce our sales and our profits.

Currently, we do not sell products to end users. We design and manufacture display product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the market acceptance of our customers’ products. Any significant slowdown in the demand for our products would likely reduce our sales and profits. Our failure to identify potential growth opportunities or establish these relationships would limit our revenue growth and profitability.

We extend credit to our customers and our inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity.

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of December 31, 2007, our net accounts receivable was $5.3 million, or about 29.8% of current assets and 24.9% of total assets. Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, to the extent that our receivables are denominated in a foreign currency, the anticipated amounts collected in United States dollar may vary due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

We have made advances to potential suppliers who have not yet provided the material.

During 2007, we advanced $960,000 to two agents for arranging the order and delivery of raw materials pursuant to an oral agreement. The raw materials were to be delivered by the end of April 2008. As of March 19, 2008, we had not received delivery of the materials. Our financial position will be impaired if we do not either receive the raw materials or a return of the deposit.

If we fail to adapt to changing market conditions, it would reduce our profitability.

The consumer electronics industry is characterized by rapid change. New technologies are appearing with increasing frequency to supplant existing technologies.  In order both to retain market share and to increase market share, manufacturers are adopting a shorter product life cycle from a cosmetic, if not functional, standpoint, but cosmetic changes generally have a direct effect on the backlight products that the new designs incorporate. Technological advances, the introduction of new products, new designs and new manufacturing techniques could render our inventory obsolete, or it could shift demand for products that we do not currently offer.  If we fail to adapt to those changing conditions in a timely and efficient manner, our sales and profits could decline. To remain competitive, we must continue to incur significant costs in product development, equipment and facilities and to make capital investment with no assurance that we will develop a commercially acceptable product. Thus, a result, we could be required to expend substantial funds for and commit significant resources to the following:

•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services to meet changing customer needs;

•	technological changes in manufacturing processes; and

•	expansion of manufacturing capacity.

Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions and electronic manufacturing services that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities and competing third-party suppliers and technologies. Our failure to increase our net sales sufficiently to offset these increased costs would reduce our profitability.

Because we are subject to lengthy sales cycles, it could take us longer than we anticipate before our sales and marketing efforts result in revenue.

Our focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships. Moreover, factors specific to the electronic products industries have an impact on our sales cycles. For example, customers who operate in or supply to the medical and automotive industries require longer sales cycles, as qualification processes are longer and more rigorous, often requiring extensive field audits. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue to us, if at all.  As a result, the return on the time and effort invested in developing these opportunities may be deferred, or may not be realized at all, which would reduce our profitability.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims, causing us to sustain additional costs, loss of business reputation and legal liability.

We manufacture products to our customers’ requirements, which can be highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs, and if in they occur in large quantity or frequently, we may sustain additional costs, loss of business reputation and legal liability.

Intellectual property disputes could result in substantial costs and diversion of our management resources regardless of whether we ultimately prevail.

Although we possess two Chinese patents, we may devote significant time and financial resources to attempt to halt the infringement without any assurance that we will prevail in any litigation. While we do not knowingly infringe on patents, copyrights or other intellectual property rights of others; we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us.  We may not be successful in defending our position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of our management resources and could reduce our sales and profits.

Our customers may decide to design and/or manufacture the products that they currently purchase from us.

Our competitive position could be adversely affected if one or more of our customers designs or manufactures their own backlights and display modules. We may not be able to compete successfully with these in-house developments.

Our component and materials suppliers may fail to meet our needs, causing us to experience manufacturing delays, which may harm our relationships with current or prospective customers and reduce sales.

We do not have long term supply contracts with the majority of our suppliers or for specific components, which exposes us to supply risk and to price increases that we may not be able to pass on to our customers.  In our industry, at times, there are shortages of some of the materials and components that it uses. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce sales.  Moreover, some suppliers may offer preferential terms to our competitors, who may have greater buying power or leverage in negotiations.  That would place us at a competitive disadvantage.

We may be affected by power shortages, causing delays in delivery of products to our customers, resulting in possible loss of business or claims against us and cause us to lose future business from those or other customers.

Our factory consumes a significant amount of electricity, and there are a significant number of industrial facilities in the area where this factory is located.  Therefore, power shortages may occur and the facility may be deprived of electricity for undetermined periods of time.  Any power shortage may result in longer production timeframes and delays in delivery of product to our customers.  Failure to meet delivery deadlines may result in the loss of business or claims against us, which may have a material and adverse effect on our business, profitability and reputation.

Our financial performance could be harmed if compliance with new environmental regulations becomes too burdensome.

We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our leased facilities in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These rules are subject to changes both in the law and regulations as well as the interpretation of existing laws and regulations. We cannot assure you that we will be in compliance consistently. Failure to comply with regulations could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

As a result of the reverse acquisition, our expenses have increased significantly.

As a result of the reverse acquisition, our ongoing expenses have increased significantly, including ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company and the requirement that we register the shares of common stock issued in the September 2007 private placement, expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the reverse acquisition. Our failure to generate sufficient revenue and gross profit could result in reduced profits of losses as a result of the additional expenses.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

We are currently seeking additional equity financing to provide the capital required to maintain or expand our design and production facilities and equipment and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We have no formal or informal agreement or understanding with respect to any financing, and we can give no assurance that a financing will be available, or, if available, that the terms will be acceptable to the Company. Further, our ability to obtain financing may be affected by market conditions in general and concerns by investors about investing in Chinese companies. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired.

Failure to manage growth effectively could result in inefficiencies that could increase our costs, reducing our profitability.

Our ability to manage our planned growth effectively will require us to enhance quality, operational, financial and management systems; expand facilities and equipment, and hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities. Any expansion and diversification of our product range, manufacturing and sales will result in increases in our overhead and selling expenses, with no assurance that we will generate revenue sufficient to amortize these costs. Our failure to generate sufficient business would adversely affect our profitability.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company’s reputation.

We are currently exploring strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies, and develop, introduce and distribute products and services utilizing our technology and know-how, although we do not have any formal or informal understandings or agreements with respect to any such relationship. Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.  As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired; and

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may not be able to retain, recruit and train adequate management and production personnel.

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date.  The executive directors play an important role in our operations and the development of our new products. Accordingly, the loss of their services, in particular Lawrence Kwok-Yan Chan, our chief executive officer and a principal stockholder, and Kam Ming Yip, our chief financial officer, without suitable replacements, will have an adverse affect on our business generally, operating results and future prospects.   In addition, our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and our operations. With the economic growth currently being experienced in China, competition for qualified personnel is substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive internationally. Our inability to attract such personnel may or the increased cost of doing so could reduce our competitive advantage relative to other backlight producers, reducing or eliminating our growth in sales and profits.

Restrictions contained in our agreement relating to our September 2007 private placement may impair our ability to raise funds.

The securities purchase agreement for our September 2007 private placement prohibits us (i) from issuing convertible debt or preferred stock until the earlier of five years from the closing or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) from having debt in an amount greater than twice our EBITDA until three years from the closing or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings until the earlier of five years from the date of this Agreement or such time as the investors, as a group, cease to own at least 5% of the total number of shares of common stock that were issued or are issuable upon conversion of series A preferred stock that were initially issued to the investors. These provisions may make it difficult for us to raise money for our operations or for acquisitions.

Risks Related to Conducting Business in China

Because the scope of our business license is limited, we may need government approval to expand our business.

Suny is a wholly-owned foreign enterprise, commonly known as a WFOE. The scope of business is narrowly defined for all businesses in China, and a WFOE can only conduct business within its approved business scope, which appears on the business license. Our license, which expires in 2026, permits us to engage in design, manufacture and market light emitting diodes. Any amendment to the scope of our business requires further application and government approval. Inevitably, there is a negotiation with the authorities to approve as broad a business scope as is permitted, and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

If China does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we produce or sell following a business combination, making our products less attractive and potentially reducing our sales and profits.

China’s government has been reforming its economic system since the late 1970s. The economy of China has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the Chinese government has implemented measures emphasizing, to some extent, the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. A substantial portion of productive assets in China are still owned by the Chinese government. Additionally, the government continues to play a significant role in regulating industrial development and imposes price controls in some industries. We cannot predict the timing or extent of any future economic reforms that may be proposed, but should they occur, they could reduce our operating flexibility or require us to divert our efforts to products or ventures that are less profitable than those we would elect to pursue on our own.

Although China has entered the World Trade Organization, the global international organization dealing with the rules of trade between nations, China has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations between the United States and China may be strained, and this may have a negative impact on China’s economy and our business by leading to the imposition of trade barriers on items that incorporate our products, which would reduce our sales and profits.

The deterioration of any current favorable local conditions may make it difficult or prohibitive to continue to operate or expand the manufacturing facilities in China.

Our manufacturing workshop and management are in Shenzhen, China. Because of the location of the manufacturing facilities in China, we could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate or expand the manufacturing facilities in China.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could leave us unable to use the assets we have accumulated for the purpose of generating profits for the benefit of our stockholders.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially reduce the value of our business by making us uncompetitive or, for example, by reducing our after-tax profits. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China, where a significant portion of our profits are generated.

Government policies are subject to rapid change and the government of China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our future expansion. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

The performance of the agreements and the operations of our factories are dependent on our relationship with the local government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

Because our operations are international, we are subject to significant worldwide political, economic, legal and other uncertainties that may make collection of amounts owed to us difficult or costly, or conducting operations more difficult should materials needed from certain places be unavailable for an indefinite or extended period of time.

Because we manufacture all of our products in China, substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers worldwide, with concentrations of customers in Taiwan, Hong Kong, North America, Europe, Japan, Southeast Asia and China.  As a result, we will have receivables from and goods in transit to those locations. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

Fluctuation of the Renminbi (“RMB”), the Chinese currency, could make our pricing less attractive, causing us to lose sales, or could reduce our profitability when stated in terms of another currency, such as the U.S. dollar.

The value of the RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China. The official exchange rate had remained stable over the past several years. However, China recently adopted a floating rate with respect to the RMB, with a 0.3% fluctuation. The exchange rate of the RMB at December 31, 2007 was 7.59474 to the dollar. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our business, which include making our products more expensive relative to those of our competitors than has been true in the past, or increasing our profitability when stated in dollar terms.  It is not possible to predict if the net effects of the appreciation of the RMB, if it occurred, would be positive or negative for our business.

Changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other business for which we would need access to foreign currency exchange.

The RMB is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use sales generated in RMB to fund business activities outside China or to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies.  For example, RMB cannot be converted into foreign currencies for the purpose of expatriating the foreign currency, except for purposes such as payment of debts lawfully owed to parties outside of China.  Over the years, foreign exchange regulations in China have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. We can give no assurance that the current foreign exchange measures will not be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Although virtually all of our profits will be earned outside of the U.S., under U.S. tax laws it is possible that some or much of our earnings will be subject to U.S. taxation regardless of whether we repatriate any of our foreign earnings to the U.S.  If we are subject to U.S. taxation, our after-tax profits could decrease significantly.  We will attempt to structure our operations in a manner that minimizes our overall corporate tax costs, but we cannot assure you that we will be able to avoid paying significantly higher taxes than we have paid historically.

We may be subject to penalties under Chinese tax laws.

Under the commercial practice in China, we paid value added taxes and business tax based on tax invoices issued. We generally issue our tax invoice subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.  Further, questions may arise as to whether a transaction is subject to value added taxes.  In the event that the Chinese tax authorities dispute our determination of the tax due or the date on which the tax was to have been paid, the Chinese tax office has the right to assess a penalty which can range from zero to five times of tax which is determined to have been improperly deferred.  Although we believe that we are paying value added taxes and business taxes in accordance with the common practice in China, we cannot assure you that the Chinese tax authorities would not reach a different conclusion or determine that common practice is not in accordance with the tax laws of China.  If a penalty is ultimately assessed against us, the penalty could represent a material amount.

Cessation of our income tax exemption may have an adverse impact on our net profits.

We enjoy enterprise income tax preferential treatment granted by the Shenzhen Tax Authority to foreign owned manufacturing enterprises. We were exempt from the enterprise income tax for 2005 and 2006 and we will receive a 50% reduction in the tax rate for the following three years. The cessation of the preferential treatment may have an adverse effect on our profits.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements that relate to the operation of our business. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and our officers and directors will reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  Although we are required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, sales, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our sales and profits.

There can be no guarantee that China will comply with the membership requirements of the World Trade Organization, which could leave us subject to retaliatory actions by other governments and reduce our ability to sell our products internationally.

China has agreed that foreign companies will be allowed to import most products into any part of China.  In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.  If China does not fulfill its obligations to the World Trade Organization, we may be subject to retaliatory actions by the governments of the countries into which we sell our products, which could render our products less attractive, thus reducing our sales and profits.

If we are not able to protect our intellectual property rights, our business may be impaired.

Our intellectual property relates to our know-how in developing our products. The protection of intellectual property rights in China is weak, and we cannot give any assurance that we will be able to protect our intellectual property rights. To the extent that our business is dependent upon intellectual property, our ability to generate revenue from these products, would be severely impaired if we are not able to protect our rights in these products.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We may expand seek to expand our business both by increasing our product range or making acquisitions of companies in related industries, although we have no planned acquisitions. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current Chinese laws and regulations. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	to the extent that we use the Internet for marketing and providing information on our products and services, requiring that we discontinue any portion or all of our Internet related business.

Because we may not be able to obtain business insurance in China, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in China. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Risks Related to our Securities.

There is not an active, liquid trading market for our common stock.

Our common stock is registered pursuant to the Securities Exchange Act of 1934, and is currently listed on the OTC Bulletin Board. However, we do not have a significant public float and there is no regular trading market in our common stock. We cannot give an assurance that an active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	matters affecting the economy of China and the relationship between the United States and China;

•	changes in market valuations of both similar companies and companies whose business is primarily or exclusively in China;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Our independent registered accounting firm will be required to provide an attestation report on the effectiveness of our internal controls over financial reporting until our Form 10-Kfor the year ended December 31, 2008. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, in addition to being a violation of federal securities laws, could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our chief executive officer controls a significant amount of our common stock.

Approximately 49.2% of our outstanding common stock is owned by Mr. Lawrence Kwok-Yan Chan, our chief executive officer and his wife. As a result, Mr. Chan and his wife presently have the voting power to exert substantial control over election of all of the directors and approval of any transaction requiring stockholder approval.

We do not anticipate paying dividends on our common stock.

We are prohibited from paying dividends on our common stock while the series A preferred stock is outstanding.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of both the absence of an active public market for our common stock, the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issued common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the investors in our September 2007 private placement.

If we fail to achieve certain financial results, we will be required to issue more shares of series A preferred stock to the investors in the September 2007 private placement and the exercise price of the warrants would be reduced.

As part of the September 2007 private placement, we entered into an escrow agreement pursuant to which we put 3,700,000 shares of series A preferred stock in escrow. If our consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to Lincoln and cancelled. Although we have met the target number for 2007, if we do not meet the target number for 2008, which is RMB¥1.569 (approximately $0.2066) per share, except that, if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall be RMB¥1.368 (approximately $0.1801) per share. The conversion rates are based on the rates on December 31, 2007, and are subject to change. In addition, if these targets are not met, the exercise price of the warrants is reduced in each year by up to 50%, based on the shortfall from the targeted amounts.

If we issue stock at a price lower than the conversion price of the series A preferred stock or the exercise price of the warrants, these conversion or exercise prices will be reduced.

The series A preferred stock and the warrants that we issued in our September 2007 private placement have anti-dilution provisions which increase the number of shares issuable upon conversion of the note or the series A preferred stock and reduce the exercise price of the warrants if we issue common stock at a price which is less than the conversion price of the series A preferred stock or the exercise price of the warrants.

We may be required to pay liquidated damages if our board does not consist of a majority of independent directors.

The purchase agreement relating to the September 2007 private placement requires us to appoint and maintain such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors. Our failure to maintain these requirements would results in our payment of liquidated damages that payable in cash or by the issuance of additional shares of series A preferred stock, at the option of the investors.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The registration and potential sale, either pursuant to a registration statement or, commencing September 2009, pursuant to Rule 144, by our stockholders could encourage short sales by third parties.

Because there is no active public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares pursuant to a registration statement or, commencing in September 2009, Rule 144, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

If the selling stockholders under the prospectus sell a significant number of shares of common stock, the market price of our common stock may decline. Furthermore, the sale or potential sale the offered shares pursuant to the prospectus and the depressive effect of such sales or potential sales could make it difficult for us to raise funds from other sources.

Although the prospectus did not cover shares of common stock issuable upon conversion of the series A preferred stock, the selling stockholders, who hold shares of series A preferred stock which are convertible into an aggregate of 3,703,704 shares of common stock, will be able to sell such shares of common stock pursuant to Rule 144 commencing on September 19, 2008.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease approximately 108,000 square feet of office space in Shenzhen, China at an annual rental of approximately $240,000. This lease expires in January 2010. We believe that we have sufficient space for our anticipated short term needs and that additional space would be available on commercially reasonable terms if we require additional space.

ITEM 3 - LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2007, the holders of 43,746,180 shares of common stock, or 50.31% of our outstanding common stock voted by written consent to approve our restated certificate of incorporation, which, among other changes, effected a one-for-7.5 reverse split of the common stock, all as set forth in our information statement which was filed with the SEC on October 16, 2007.  The restated certificate of incorporation was effective on November 8, 2007.  The number of shares referred to in this Item 4 does not reflect the reverse split.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol CDYT. Prior to our registration statement being declared effective with the Securities and Exchange Commission on February 1, 2008, there had not a been a reported trade in our common stock since prior to December 31, 2006. Since February 1, 2008, there has been a limited amount of trading in our common stock, with no reported trading on many trading days. Since February 1, 2008, the high and low bid prices for our common stock are $3.50 and $2.55, respectively. As of March 19, 2008, the last reported closing price of our common stock is $3.00, which was a trade reported on March 5, 2008. These quotations reflect inter-dealer prices, without adjustment for markups, markdowns, or commissions, and may not represent actual transactions.

We have not paid dividends and we are precluded from payment of dividends while any of the series A preferred stock is outstanding.

As of March 11, 2008, we had 11,845,340 shares of common stock issued and outstanding and approximately 122 shareholders of record.

As of March 11, 2008, we had the following shares of common stock reserved for issuance:

3,611,111shares of common stock issuable upon conversion of the series A preferred stock. These shares will become eligible for sale pursuant to Rule 144 commencing September 19, 2008.

11,249,687 shares of common stock issuable upon exercise of outstanding warrants issued in the September 2007 private placement. If the holders of the warrants exercise their cashless exercise rights, the underlying shares may be sold pursuant to Rule 144 commencing September 19, 2008.

Equity Compensation Plan Information

As of December 31, 2007, we have no equity compensation plan.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

Overview

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

A small number of customers account for a very significant percentage of our revenue. During the year ended December 31, 2007, we had four customer that generated revenues of at least 10%, with one customer accounting for 19% of our revenue during the year ended December 31, 2007. These four customers accounted for approximately 50% of our revenue for that period. For the year ended December 31, 2006, we had three customers that accounted for at least 10% of revenue, and these three customers accounted for approximately 36% of our revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market. As a result, we are dependent upon the international market acceptance of Chinese made products.

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

Our functional currency is the RMB, which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the year ended December 31, 2007 and 2006.

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

Results of Operations

Years ended December 31, 2007 and 2006

The following table sets forth information from our statements of operations for the years ended December 31, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,
	2007		2006
Sales	$32,554	100.0%	$15,884	100.0%
Cost of sales	24,814	76.2%	12,267	77.2%
Gross profit	7,740	23.8%	3,617	22.8%
Selling	748	2.3%	249	1.6%
Research and development	646	2.0%	344	2.2%
General and administrative	915	2.8%	609	3.8%
Income from operations	5,430	16.7%	2,413	15.2%
Interest expense, net	172	0.5%	2	0.0%
Other income (expenses)	0	0.0%	0	0.0%
Income before income taxes	5,257	16.1%	2,411	15.2%
Provision for income taxes	416	1.3%	0	0.0%
Net income	4,841	14.9%	2,411	15.2%
Deemed preferred stock dividend	2,177	6.7%	-
Net income to common stockholders	2,663	8.2%	2,411	15.2%

Sales were $32.5 million for the year ended December 31, 2007, an increase of $16.6 million, or 104%, compared to $15.9 million for the year ended December 31, 2006. The increase in revenue was attributed mainly due to the increased demand for BLU products from small screen LCD manufacturers and our successful market expansion efforts

Cost of sales was $24.8 million for 2007, an increase of $12.5 million, or 102%, compared to $12.2 million for the year 2006. This increase was consistent with the increase in the net revenue. As a percentage of the net revenue, cost of sales for the year ended December 31, 2007 and 2006 was 76% and 77%, respectively.

Selling expenses were approximately $748,000 for 2007, an increase of $499,000, or 201%, compared to $249,000 for the prior year. The increase in selling expenses was attributable to the increase in sales commissions and marketing expenses as a result of and also in line with the increase in our revenue.

Our research and development expenses for 2007 were approximately $646,000, an increase of $302,000, or 88%, compared to $344,000 for 2006. This increase reflected an increased effort to develop new types of backlight products through the acquisition of the relevant know how and technology. Our focus on research and development and the related expenses ultimately resulted in a significant increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of backlight products.

General and administrative expenses for 2007 were approximately $915,000, an increase of $306,000 or 50%, compared to approximately $609,000 for 2006. The increase was in line with the increase in our scale of operation and also reflected additional expenses in the fourth quarter as a result of our status as a public company.

Income from operations was approximately $5.3 million for the 2007, compared with approximately $2.4 million for 2006. The increase was primarily the result of factors described above.

Net interest expenses for 2007 were approximately $172,000, compared to $0 for 2006. The increase was new short term bank loan in 2007

Income tax provision for 2007 was approximately $416,000 compared to a benefit from income taxes of $0 in 2006 because of the 100% tax holiday that was in effect in 2006. The tax for 2007 is 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

In 2007, we had net income of $4.8m compared to $2.4m, an increase of $2.4m or 100%.

The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2million to the holders of the series A preferred stock in the year ended 2007. This deemed dividend is a non-cash transaction.

As a result of the foregoing factors, net income increased $251,000 to $2.6 million, or $0.23 per share (basic) and $0.17  per share (diluted), for 2007, from approximately $2.4m or $0.21 per share (basic and diluted) for 2006.

Liquidity and Capital Resources

At December 31, 2007, we had a cash balance of $3 million, compared with a cash balance of $135,000 at December 31, 2006. These funds are located in financial institutions located in China, and these funds are not insured. In addition, at December 31, 2007, we also had approximately $2.0 million in restricted cash, which is held as security for short term loans. The restricted cash is not included in our cash balance.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

As of December 31, 2007, we had working capital of approximately $9 million, compared to $2.0 million at December 31, 2006, of which cash and cash equivalents amounted to $3 million, compared to $135,000 at December 31, 2006. Our accounts receivable has been a significant portion of our current assets, representing $5.3 million, or 30% of current assets, compared to $1.7 million, or 46% of current assets at December 31, 2006. Inventories amounted to $1.7 million, compared to $1.5 million at December 31, 2006. During the year of 2007 , our cash flow used in operations amounted $3.4 million compared to net cash provided by operating activities of $1.1 million in the year 2006.

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

We have entered into 90-day revolving loan facilities with several banks pursuant which we have borrowed $5.6 million. Each 90-day period, we are required to renew these loans. At December 31, 2007, there was $5,600,896 outstanding, all of which were due in the fourth quarter of 2007. These loans bear interest at rates ranging from 6.44% to 9.50% and are secured by restricted cash of $2,039,314. These loans have been renewed for an additional 90-day term. Additionally, at December 31, 2007, we have a loan payable with a bank of $685,486 that is due on July 23, 2008 and is personally guarantee by our chief executive officer.

The private placement and the loan facilities were our principal source of funds from financing activities. In 2006, our cash flow from financing activities was a negative $341,000, reflecting repayment of loans to related parties.

For 2007, we used cash for investing activities of $1.8 million as compared to $689,000 for the year 2006. In 2007, these funds were used for the purchase of property and equipment ($1.1 million) and recapitalization costs relating to the reverse acquisition of $625,000. For 2007, we used cash from investing activities primarily for the purchase of property and equipment of $1.1m. For 2006, we used cash for the purchase of property and equipment of $689,000.

The securities purchase agreement for our September 2007 private placement prohibits us (i) from issuing convertible debt or preferred stock until the earlier of five years from the closing or until the investors have converted or exercised and sold the securities issued in the private placement or (ii) from having debt in an amount greater than twice our EBITDA until September 12, 2010 or until 90% of the securities have been converted or exercised and sold. The investors in the private placement also have a right of first refusal on future financings until the earlier of September 12, 2012 or such time as the investors, as a group, cease to own at least five percent (5%) of the total number of shares of common stock that were issued or are issuable upon conversion of series A preferred stock that were initially issued to the investors. These provisions may make it difficult for us to raise money for our operations or for acquisitions.

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

ITEM 7 - FINANCIAL STATEMENTS

The financial statements of China Display Technologies, Inc., together with notes and the Independent Auditors Report, begin on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934, as amended.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2007

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our officers and directors.

Name	Age	Position
Lawrence Kwok-Yan Chan	39	Chief executive officer, chairman and a director
Kam Ming Yip	38	Chief financial officer
Liang Hong	43	Director
Sen Li	46	Director
Oliver Chi Choi Kwong	55	Director

Lawrence Kwok-Yan Chan has been our chief executive officer and a director since the reverse acquisition on September 12, 2007. He founded Suny in 2004 and has been Suny’s chairman since its inception. From 2000 to 2003, Mr. Chan was employed as general manger by Wai Chi Electronics Co. Mr. Chan graduated from Hong Kong Polytechnic University with first honor in 1991.

Kam Ming Yip has been our chief financial officer since January 15, 2008. Mr. Yip was chief financial officer and secretary of ALCO, Inc., an insurance brokerage company, from October 2005 to January 2008. From November 2002 to October 2005, Mr. Yip worked for Intac International Holdings Limited, initially as a financial controller, and from 2004 as group financial controller. At Intac, Mr. Yip oversaw the preparation of consolidated accounts and set up accounting procedures. Mr. Yip is a fellow member of the Association of Chartered Certified Accountants and a member of Hong Kong Institute of Certified Public Accountants. Mr. Yip received a degree from the Curtin University of Technology and has a Master’s degree in corporate finance from the Hong Kong Polytechnic University.

Liang Hong has been director of the Company since September 18, 2007. Mr. Hong has served as senior project manager for Shenzhen High Tech Investment and Guaranty Co., Ltd., since March 1995. From January 2001 to April 2002, Mr. Hong was a financial manager in Shenzhen HuaMao Pawn Co., Ltd., and from May 2000 to December 2000, Mr. Hong worked for Shenzhen ZhongBaoHua Electronics Co., Ltd., as financial controller. Mr. Hong holds a B.A. in Economics from Southwest University of Finance.

Sen Li has been a director of the Company since September 18, 2007. Mr. Li has served as senior engineer for Committee of Experts of Shenzhen Bureau of Science Technology and Information since 2001. From 1999 to 2001 Mr. Li served as project controller for the Beijing representative office of New Zealand Tower Finance Group. Mr. Li has been a senior lecturer in Guangzhou Metallurgy College. Mr. Li received a B.S. from Jiangsu Normal University and took the MBA in-service training from September 1999 to November 2000 and also took the MBA training in New Zealand Engineering and Technology College from 1996 to 1998.

Oliver Chi Choi Kwong has been a director of the Company since March 11, 2008. Since 1995, Mr. Kwong has been a Senior Partner of CC Kwong & Company Chartered Accountants in Hong Kong and the Chief Executive of KCLG Corporate Consulting Ltd specializing in taxation (planning and investigation) and migration audit business. He worked with Peat Marwick Mitchell (now KPMG) from 1977 to 1981 and Nelson Parkhill BDO in Sydney until 1991. He was General Manger (Finance) of SmartTone Mobile Communications Limited until 1995. He is a CPA (Hong Kong) since 1983 and a member of the Institute of Chartered Accountants in England and Wales.

Committees

As of the date of this report, our board of directors has no separate committees and it acts as the audit committee at this time. We intend to have an audit committee comprised of three independent directors and a compensation committee of which at least a majority of the members are independent directors.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics.

ITEM 10 - EXECUTIVE COMPENSATION

We did not pay our chief executive officer, Lawrence Kwok-Yan Chan, any compensation, either in the form of equity or salary or benefits, during 2007 or 2006. No officer received compensation of $100,000 for either 2007 or 2006. The following table sets forth information as to Lincoln’s treasurer, who became chief executive officer in 2007. No other officer received any compensation in Lincoln’s fiscal year ended July 31, 2007 or 2006.

Summary Compensation Table

Name	Year	Salary	Bonus	Other Compensation
Samir Masri	2007	$13,487	$0	$0
	2006	$16,000	$0	$0

Employment Agreements

The Company entered into an employment agreement, effective January 15, 2008, with Yip Kam Ming, pursuant to which Mr. Yip will serve as our chief financial officer. Mr. Yip will receive a base monthly salary of Hong Kong $65,000. Following a three month probation period, and during the term of the agreement, Mr. Yip will receive an annual bonus equal to one month’s salary, and will be eligible for additional bonus payments and salary increases in our discretion. During the term of the agreement, we are to grant to Mr. Yip 50,000 shares of common stock per year. The initial stock grant shall vest in nine equal monthly installments, commencing April 15, 2008 through and including January 15, 2009. Mr. Yip shall be eligible for additional annual grants of 50,000 shares, in our discretion.

During the probationary period, the employment agreement may be terminated for any reason by either party without any prior notice and without payment of any severance. Thereafter, the agreement may be terminated by either party for any reason on not less than 30 days’ written notice, provided that we may elect to terminate the Employment Agreement forthwith upon payment of one month’s base salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2007.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2007.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as to shares of common stock beneficially owned as of March 11, 2008 by:
•	Each director
•	Each officer named in the summary compensation table
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Lawrence Kwok-Yan Chan 12A Block, Xinhe Road, Xinqiao No. 3, Industrial Zone, Shajing District, Baoan Town Shenzen, China 150090	5,832,824	49.2%
Kam Ming Yip	0	0%
Liang Hong	430,000	3.6%
Sen Li	0	0%
Oliver Chi Choi Kwong	0	0%
All officers and directors as a group (two individuals beneficially owning stock)	6,262,824	52.9%

The shares owned by Mr. Chan represents 4,832,824 shares owned by Mr. Chan and 1,000,000 owned by his wife, as to which Mr. Chan disclaims beneficial ownership.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 11, 2008. None of the persons named in the table owns any options or convertible securities.

Pursuant to Kam Ming Yip’s employment agreement, Mr. Yip is entitled to a stock grant of 50,000 shares, which vests over nine months commencing April 15, 2008. Since Mr. Yip’s probationary periods has not expired, he is not deemed to beneficially own any of the shares. The number of shares that would be beneficially owned by Mr. Yip if his employment continues beyond the probationary period would be 5,556 shares.

Barron Partners owns series A preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the series A preferred stock may not be converted and the warrants may not be exercised if such conversion or exercise would result in Barron Partners and its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the reverse acquisition, Lawrence Kwok-Yan Chan, the sole shareholder of Keep On Holdings exchanged all of his stock in Keep On Holdings for 11,376,000 shares of common stock (constituting approximately 98.1% of our outstanding common stock). The common stock was issued, in accordance with Mr. Chan’s instructions, to Mr. Chan and his designees.

Also in connection with the reverse acquisition, we entered into an agreement with our then principal stockholder Nathan Low, individually and on behalf of NFS/FMTC Roth IRA FBO Nathan Low, pursuant to which we purchased 290,000 shares of common stock, for a purchase price of $340,133.13, and we repaid Mr. Low $284,866.87 which was due to him for advances made to Lincoln. The total payments for the stock and obligations to Mr. Low were $625,000. Mr. Low also waived any rights he had under convertible securities.

Director Independence

Messrs. Hong, Li and Kwong are independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 13 - EXHIBITS

2.1	Share Exchange Agreement, dated September 12, 2007, between the Company and Lawrence Kwok-Yan Chan [1]
3.1	Restated certificate of incorporation [2]
3.2	Certificate of designation of series A convertible preferred stock (included in restated certificate of incorporation)
3.3	By-laws [3]
4.1	$1.30 warrants (formerly $0.17 1/3 warrants) issued to the Investors under the Securities Purchase Agreement, dated September 12, 2007 [1]
4.2	$1.50 warrants (formerly $0.20 warrants) issued to the Investors under the Securities Purchase Agreement, dated September 12, 2007 [1]
10.1	Securities purchase agreement, dated September 12, 2007, between the Company and the Investors named therein [1]
10.2	Registration rights agreement dated September 12, 2007, between the Company and the Investors named therein [1]
10.3	Closing Escrow Agreement among the Company, the Investors and Sichenzia Ross Friedman Ference LLP [1]
10.4	Agreement, dated September 12, 2007, between the Company and Nathan Low [1]
10.5	Employment agreement, dated as of January 15, 2008, between the Company and Yip Kam Ming [4]
21.1	List of Subsidiaries [2]
31.1	Certification of Chief Executive Officer [5]
31.2	Certification of Chief Financial Officer[5]
32.1	Section 1350 Certification[5]

[1]	Filed as an exhibit to the Company’s current report on Form 8-K, which was filed with the Commission on September 19, 2007 and incorporated herein by reference.
[2]	Filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-148724), which was filed with the Commission on January 17, 2008, and incorporated herein by reference.
[3]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 26, 2007 and incorporated herein by reference.
[4]	Filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 2, 2008 and incorporated herein by reference.
[5]	Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees for professional services rendered by Kempisty & Company certified public accountants, P.C. (“Kempisty”), our registered independent public accounting firm for the year ended December 31, 2007:

Description of services	2007
Audit fees	$75,000
Audit related fees	55,500
Tax fees	0
All other fees	0
$130,500

Audit fees.    Audit fees represent fees for professional services performed by Kempisty for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    Audit-related fees represent fees for assurance and related services performed by Kempisty that are reasonably related to the performance of the audit or review of our financial statements. The specific service related to our registration statement on Form SB-2.

Tax Fees. Kempisty did not perform any tax compliance services.

All other fees.    Kempisty did not receive any other audit fees for 2007.

The aggregate fees billed to Lincoln for Lincoln’s fiscal years ended July 31, 2007, and 2006, by Sherb & Co., LLP, Lincoln’s registered independent public accounting firm, were $22,500 and $22,500 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2008	CHINA DISPLAY TECHNOLOGIES, INC.

	By:	/s/ Lawrence Kwok-Yan Chan
Lawrence Kwok-Yan Chan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lawrence Kwok-Yan Chan as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Lawrence Kwok-Yan Chan	Chief Executive Officer and Director	March 21, 2008
Lawrence Kwok-Yan Chan	(Principal Executive Officer)

/s/ Kam Ming Yip	Chief Financial Officer	March 21, 2008
Kam Ming Yip	(Principal Financial and Accounting Officer)

/s/ Liang Hong	Director	March 21, 2008
Liang Hong

/s/ Sen Li	Director	March 21, 2008
Sen Li

	Director	March 21, 2008
Oliver Chi Choi Kwong

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Display Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Display Technologies, Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Display Technologies, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company CPA's PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
March 10, 2008

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$2,949,356	$134,991
Restricted cash (Note 8 )	2,039,314	-
Trade receivables, net of allowance for doubtful accounts (Note 4)	5,279,282	1,656,461
Inventories, net (Note 5)	1,692,934	1,460,055
Advances to suppliers (Note 9 )	5,498,257	290,858
Prepaid expenses and other receivables (Note 10 )	259,170	36,621
Total Current Assets	17,718,313	3,578,986
Property and Equipment, net (Note 6)	2,441,264	1,771,460
Loan to Employee	-	157,442
Other assets (Note 11)	1,059,222	-

Total Assets	$21,218,799	$5,507,888

LIABILITIES

Current Liabilities
Accounts Payables and accrued liabilities	$2,132,499	$1,540,124
Short term bank loans (Notes 7)	5,600,896	-
Various taxes payable	383,397	-
Wages payable	103,944	-
Corporate taxes payable	432,532	-
Total Current Liabilities	8,653,268	1,540,124
Due to related party-Chen Guoxin	-	47,809
Total Liabilities	8,653,268	1,587,933

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity (Note 12)
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 3,703,704 shares issued and outstanding;
liquidation preference $4,000,000	3,704	-
Common stock. $.001 par value; 100,000,000 shares authorized;
11,600,000 shares issued and outstanding	11,600	11,376
Additional paid-in capital	6,083,501	673,457
Accumulated other comprehensive income	692,625	124,238
Statutory reserves	198,550	198,550
Retained earnings	5,575,551	2,912,334
Total Stockholders' Equity	12,565,531	3,919,955

Total Liabilities and Stockholders' Equity	$21,218,799	$5,507,888

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues	$32,553,974	$15,884,094

Cost of Sales	24,813,637	12,267,433

Gross Profit	7,740,337	3,616,661

Operating Expenses:
Selling Expenses	748,034	249,187
Research and development	646,186	344,433
General and administrative	915,993	609,367

Total Expenses	2,310,213	1,202,987

Income from Operations	5,430,124	2,413,674

Other Income (Expenses):
Other	147	-
Interest Income	1,380	-
Interest Expense	(174,500)	(1,879)

Total Other Income (Expenses)	(172,973)	(1,879)

Income Before Income Taxes	5,257,151	2,411,795
Provision for Income Taxes	416,081	-

Net Income	4,841,070	2,411,795

Deemed preferred stock dividend	(2,177,853)	-

Net Income available to common shareholders	$2,663,217	$2,411,795

Net earnings per share of common stock, basic	$0.23	$0.21
Weighted average number of shares outstanding, basic	11,559,479	11,376,000
Net earnings per share of common stock, diluted	$0.17	$0.21
Weighted average number of shares outstanding, diluted	15,263,183	11,376,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007 and 2006
(In US Dollars)

						Accumulated
					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity	Income
Balance
December 31, 2005	-	$-	11,376,000	$11,376	$673,457	$24,161	$69,909	$629,180	$1,408,083

Transfer to statutory reserves	-	-	-	-	-	-	128,641	-128,641	-
Net income	-	-	-	-	-	-	-	2,411,795	2,411,795	$2,411,795
Foreign currency translation adjustments	-	-	-	-	-	100,077	-	-	100,077	100,077
Comprehensive income	-	-	-	-	-	-	-	-	-	$2,511,872
Balance
December 31, 2006	-	-	11,376,000	11,376	673,457	124,238	198,550	2,912,334	3,919,955

Recapitalization	-	-	58,000	58	-624,932	-	-	-	(624,874)
Preferred stock issued	3,703,704	3,704	166,000	166	3,857,123	-	-	-	3,860,993
Deemed preferred stock dividend	-	-	-	-	2,177,853	-	-	(2,177,853)	-
Net income	-	-	-	-	-	-	-	4,841,070	4,841,070	$4,841,070
Foreign currency translation adjustments	-	-	-	-	-	568,387	-	-	568,387	568,387
Comprehensive income	-	-	-	-	-	-	-	-	-	$5,409,457
Balance
December 31, 2007	3,703,704	$3,704	11,600,000	$11,600	$6,083,501	692,625	$198,550	$5,575,551	$12,565,531

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income	$4,841,070	$2,411,795
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debts	21,590	78,662
Depreciation	459,404	266,171
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts receivable, net	(3,644,411)	(655,298)
Advances to suppliers	(5,207,399)	1,101
Inventories, net	(232,879)	(1,037,656)
Prepaid expenses and other receivables	(65,107)	(23,418)
Other assets	(1,059,222)	-
Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	904,722	103,234
Various tax payable	143,924	-
Wage payable	31,070	-
Corporate tax payable	432,532	-
Net cash provided by (used in) operating activities	(3,374,706)	1,144,591

Cash flows from investing activities
Loan to employee	-	(3,722)
Recapitalization costs	(625,000)	-
Purchase of property and equipment	(1,129,209)	(685,623)
Net cash used in investing activities	(1,754,209)	(689,345)

Cash flows from financing activities
Increase in restricted cash	(2,039,314)	-
Proceeds from loans payable	5,600,896	-
Net Proceeds from preferred stock offering	3,860,993	-
Proceeds from related party loan	-	691
Repayment of related party loans	(47,808)	(341,864)
Net cash provided by (used in) financing activities	7,374,767	(341,173)

Effect of exchange rate changes on cash	568,513	(5,217)
Net increase (decrease) in cash	2,814,365	108,856
Cash, beginning of period	134,991	26,135
Cash, end of period	$2,949,356	$134,991

Supplemental disclosure information:
Interest expense paid	$174,500	$1,879
Income taxes paid	$-	$-
Non cash investing and financing activities
Issuance of 166,000 shares of common stock to pay offering expenses for preferred stock sale	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On September 12, 2007, the Company executed a share exchange agreement (“Share Exchange Agreement”) with Lawrence Kwok-Yan Chan, the sole stockholder of Keep On Holdings, Limited, a British Virgin Island corporation incorporated on April 18, 2007 (“Keep On”), whereby the Company acquired all of the outstanding common stock of Keep On in exchange for newly-issued stock of the Company to Keep On’s sole shareholder.

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

a. Basis of Preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC for annual financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of operations and cash flow for the years ended December 31, 2007and 2006, respectively.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

b. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Keep On and Suny. Intercompany transactions have been eliminated in consolidation.

c. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

d. Fair values of financial instruments

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

The Company’s financial instruments primarily consist of cash and cash equivalent, restricted cash, accounts receivable, inventories, advance to suppliers, prepaid expenses and other receivables, accounts payable, accrued expenses, short term loan, various taxes payable, wages payable and corporate taxes payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

e. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f. Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts for the year ended December 31, 2007 was $165,911.

g. Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if market value is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

h. Property and Equipment

Property and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Production machinery and equipment	8 years
Leasehold improvements	10 years
Office and other equipment	5 years
Automobiles	5 years

i. Impairment of Long-Lived Assets

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

j. Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income arose from the effect of foreign currency translation adjustments.

k. Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment (research, development, production, marketing and sales of opto electronic products) and in one geographical region (China), as all of the Company’s current operations are carried out in China and most of its sales are made to companies in China.

l. Revenue recognition

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

m. Research and development costs

Research and development costs are expensed to operations as incurred.

n. Income taxes

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

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

o. Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2007, the cumulative translation adjustment of $692,625 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the year ended December 31, 2007 and 2006, accumulated other comprehensive income was $692,625 and $124,238, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2007, the Company used the period-end rates of exchange for assets and liabilities of $0.1371 to RMB1.00. For the year ended December 31, 2007 and 2006, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $0.13167 to RMB1.00 and $0.12557 to RMB1.00, respectively, and the Company used historical rates for equity.

p. Related parties

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

q. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the exercise of stock warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Year Ended
	December 31,
	2007	2006
Numerator:
Net income (loss) available to common shareholders	$2,663,217	$2,411,795

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,559,479	11,376,000

Effect of dilutive securities:
Convertible preferred stock	3,703,704	-

Weighted-average shares outstanding for diluted earnings (loss) per share	15,263,183	11,376,000

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	For the Year Ended
	December 31,
	2007	2006

Stock warrants	11,500,000	-
Series A preferred stock	3,703,704	-

r. Recently issued accounting pronouncements

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

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

3.	CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash, accounts and other receivables as of December 31, 2007 and 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2007 the Company’s bank deposits were 100% placed with banks in the PRC where there is currently no insurance to cover bank deposits in the event of bank failure.

For the year ended December 31, 2007, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of December 31, 2007 also arose from customers located in the PRC.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The largest customer accounted for approximately 19% of the Company’s total revenue for the year ended December 31, 2007.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,
	2007	2006

Accounts receivable	$5,445,193	$1,790,632
Less: Allowance for doubtful accounts	(165,911)	(134,171)
Accounts receivable, net	$5,279,282	$1,656,461

The provision for bad debts increased by $31,740 and $82,137 in the years ended December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006

Beginning of year	$134,171	$52,034
Additions	31,740	82,137
End of year	$165,911	$134,171

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$1,821,884	$1,480,238
Work-in-progress	155,880	102,744
Consumables	32,559	24,719
	2,010,323	1,607,701
Less: Allowance for obsolescence	(317,389)	(147,646)
Total	$1,692,934	$1,460,055

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The allowance for obsolescence increased by $169,743 and $4,937 in the years ended December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006

Beginning of year	$147,646	$142,709
Additions	169,743	4,937
End of year	$317,389	$147,646

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	December 31,
	2007	2006

Production machinery and equipment	$2,680,413	$1,577,906
Leasehold improvements	329,812	308,529
Office and other equipment	67,375	44,404
Automobiles	296,680	266,008
	3,374,280	2,196,847
Less: Accumulated depreciation	(933,016)	(425,387)
Total	$2,441,264	$1,771,460

Depreciation expense was $459,404 and $266,171 for the years ended December 31, 2007 and 2006, and is broken down as follows:

	For the Year Ended
	December 31,
	2007	2006

Cost of sales	$388,396	$190,969
Operating expense	71,008	75,202
Total	$459,404	$266,171

7.	SHORT-TERM BANK LOANS

At December 31, 2007, short-term bank loans consist of the following:

December 31,
2007
Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.44% per annum due January to March 2008 and secured by restricted cash of approximately $822,582. These loans were each renewed for 90 days.	$4,005,240

Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.55% - 9.48%, due in February 2008 and secured by restricted cash of approximately $137,097. These loans were each renewed for 90 days.	273,968

Revolving loans with DBS Bank, renewable on 90-days terms, interest at 9.50% per annum, due February to March 2008 and secured by restricted cash of approximately $257,052. These loans were each renewed for 90 days.	636,202

China Construction Bank, interest at 8.42% per annum, due July 23, 2008 and secured by a personal guarantee of the Company’s chief executive officer and restricted cash of approximately $137,097.	685,486

Total short-term loans	$5,600,896

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest expenses arising from these loans for the year ended December 31, 2007 and 2006 amounted to$174,500 and $0, respectively.

8.	RESTRICTED CASH

Restricted cash consist of following:

December 31,
2007

ABN Amro	$822,582
Public Bank (Hong Kong) Limited,	137,097
DBS Bank	257,052
China Construction Bank	137,097
East Asia Bank	685,486
Total	$2,039,314

9.	ADVANCE TO SUPPLIERS

Advance to suppliers is mainly for deposit in advance for purchase of raw materials for the year ended December 31 2007.

10.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31,
	2007	2006

Prepaid expense	$129,498	$32,781
Customs duty deposit	125,403	-
Other	4,269	3,840
	$259,170	$36,621

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.	OTHER ASSETS

December 31,
2007

Deposit	$959,680
Other	99,542
$1,059,222

The deposit for $959,680 was paid to two agents for arranging an order and delivery of raw materials before the end of March 2008. The deposit will be fully recoverable if the raw material cannot be delivered before the end of April 2008. Since there is no definitive written agreement in place the deposit is included in other assets.

12.	STOCKHOLDERS’ EQUITY

Reverse Split

See Note 1 for information concerning a one-for-7.5 shares reverse split of the common stock. All stock and per share information has been retroactively restated to reflect the reverse split.

Series A Convertible Preferred Stock

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

Additionally, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of the warrants and an escrow agreement pursuant to which the Company placed 3,700,000 shares of series A preferred stock in escrow. If the Company’s consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number are stated in RMB. The target number for 2007 is approximately $0.1303 per share, and the target number for 2008 is approximately $0.2085 per share, except that, if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall by approximately $0.1818 per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less than the target number for that year. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The conversion rates are based on the rates on September 11, 2007, and are subject to change.

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

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The investors also received Common Stock Purchase Warrants (the “Warrants”) to purchase up to 5,500,000 shares of common stock of the Company at an exercise price of $1.30 per share and up to 6,000,000 shares of common stock of the Company at an exercise price of $1.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.50%; volatility of 15% and an expected term of five years. The portion of proceeds allocated to the warrants of $1,088,926 was determined to be the value of the warrants and was recorded as a deemed preferred stock dividend.

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

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Common Stock

 On September 12, 2007, in connection with securities purchase agreement, the Company issued 166,000 shares of its common stock as professional fees.

Warrants and Options

Through a private placement on September 12, 2007, the Company issued an aggregate of 11,500,000 five-year warrants consisting of 5,500,000 Series A Warrants exercisable at $1.30 per share and 6,000,000 Series B Warrants exercisable at $1.50 per share, as set forth above.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2007 and changes during the periods then ended is as follows:
		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at December 31, 2006	-	$-
Granted	11,500,000	1.40
Balance at December 31, 2007	11,500,000	$1.40

	Warrants Outstanding			Warrants Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.30	5,500,000	4.75	$1.30	5,500,000	$1.30
$1.50	6,000,000	4.75	$1.50	6,000,000	$1.50
	11,500,000		$1.40	11,500,000	$1.40

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Warrants, are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2007 and 2006, the Company did not have an equity-based incentive plan and no options were outstanding.

13.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into 5-year leases for factory premises and staff dorms. These leases can be renewed for an additional 5-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows: Rent expense for the years ended December 31,2007 and 2006 was $183,692 and $224,151, respectively.

Year Ending December 31,
2008	$257,677
2009	257,677
2010 and thereafter	64,715
$580,069

(b)	Social insurances of Suny’s employees

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

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

15.	INCOME TAXES

The Company is registered in the PRC as a wholly-foreign owned enterprise. Under the tax laws of the PRC, the Company is entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15%, which a full exemption for the first two profitable years, followed by a 50% reduction on EIT for the following three consecutive years.

The provision for taxes on earnings consisted of:

	December 31,
	2007	2006
Current income tax expenses:
PRC Enterprise Income Tax	$416,081	$-
United States Federal Income Tax	-	-
Total	$416,081	$-

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	December 31,
	2007	2006

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	0%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(0%)
Provision for income tax	7.5%	0%

 No material deferred tax liabilities or assets existed as of either December 31, 2007 or 2006.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability for 2007 or 2006.

16.	SEGMENT INFORMATION

The Company operates in one industry segment - research, development, manufacture, marketing and sales of electronic products. Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17.	OPERATING RISK

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

Principal Customers

A significant percentage of the Company’s business is generated from a small number of customers. The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue in for the years ended December 31, 2007 and 2006 (dollars in thousands).

	Year Ended December 31,
	2007		2006
Customer	Dollars	Percent	Dollars	Percent

Yassy Technology (Shenzhen) Co., Ltd	6,068	19%	1,009	8%
Sinopac Enterprise Company	3,242	10%	2,096	13%
Shenzhen Xinjiuding Optronics Technology Co., Ltd	3,542	11%	1,327	8%
Viewtron Technology Ltd	3,129	10%	1,687	10%
BYD Company Ltd	2,396	7%	2,153	13%

Although the Company markets to companies both within China and outside of China, its largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market.

Source of Supply

The Company purchases components for its products from a number of suppliers. However, on occasion, a customer’s specifications may require us to purchase components from a specific supplier. The Company does not have any long term contracts with any of its suppliers, and the Company believes that alternative suppliers are available. Although the Company has not been subject to shortages for any of its components, since it does not have long-term contracts, the Company may be subject to cutbacks and price increases which it may not be able to pass on to its customers in the event that the demand for components generally exceeds the capacity of its suppliers.