Form 10-Q
period 2008-03-31
China Display Technologies, Inc.
filed 2008-05-15
CIK 59544

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,942,906 shares at March 31, 2008.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) at March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended March 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31, 2008 and 2007	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 6.	Exhibits	25

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,570,098	$2,949,356
Restricted cash (Note 8 )	1,971,561	2,039,314
Trade receivables, net of allowance for doubtful accounts (Note 4)	6,085,985	5,279,282
Inventories, net (Note 5)	2,361,508	1,692,934
Advances to suppliers (Note 9 )	3,719,590	5,498,257
Prepaid expenses and other receivables (Note 10 )	98,708	259,170
Total Current Assets	18,807,450	17,718,313
Property and Equipment, net (Note 6)	2,890,731	2,441,264
Other assets (Note 11)	632,869	1,059,222

Total Assets	$22,331,050	$21,218,799

LIABILITIES

Current Liabilities
Accounts Payables and accrued liabilities	$2,119,392	$2,132,499
Short term bank loans (Notes 7)	5,231,616	5,600,896
Various taxes payable	252,453	383,397
Wages payable	106,162	103,944
Corporate taxes payable	334,313	432,532
Amount due to director	31,081
Total Current Liabilities	8,075,017	8,653,268

Commitments and Contingencies (Note 14)	-	-

Stockholders' Equity (Note 12)
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - 6,960,296 shares at March 31, 2008; 3,703,704 shares at December 31, 2007;
liquidation preference -- $7,517,120 at March 31, 2008; $4,000,000 at December 31, 2007	6,961	3,704
Common stock. $.001 par value; 100,000,000 shares authorized;
issued and outstanding - 11,942,906 shares at March 31, 2008; 11,600,000 shares at December 31, 2007	11,943	11,600
Additional paid-in capital	6,405,309	6,083,501
Accumulated other comprehensive income	1,230,120	692,625
Statutory reserves	198,550	198,550
Retained earnings	6,403,150	5,575,551
Total Stockholders' Equity	14,256,033	12,565,531

Total Liabilities and Stockholders' Equity	$22,331,050	$21,218,799

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenues	$6,723,693	$4,592,390

Cost of Sales	5,222,193	3,589,555

Gross Profit	1,501,500	1,002,835

Operating Expenses:
Selling Expenses	158,831	63,469
Research and development	125,793	106,288
General and administrative	155,978	147,886

Total Expenses	440,602	317,643

Income from Operations	1,060,898	685,192

Other Income (Expenses):
Other	(602)	538
Interest Income	2,303	56
Interest Expense	(167,072)	(9,568)

Total Other Income (Expenses)	(165,371)	(8,974)

Income Before Income Taxes	895,527	676,218
Provision for Income Taxes	67,928	50,716

Net Income	$827,599	$625,502

Net earnings per share of common stock, basic	$0.07	$0.05
Weighted average number of shares outstanding, basic	11,751,228	11,376,000
Net earnings per share of common stock, diluted	$0.04	$0.05
Weighted average number of shares outstanding, diluted	22,781,724	11,376,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$827,599	$625,502
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	141,356	99,366
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts receivable, net	(806,703)	(905,305)
Advances to suppliers	1,778,667
Inventories, net	(668,573)	(207,979)
Prepaid expenses and other receivables	160,462	(40,548)
Other assets	426,353	-
Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	(13,107)	(208,413)
Various tax payable	(130,944)	(124,401)
Wage payable	2,218	(109)
Corporate tax payable	(98,219)	50,916

Net cash provided by (used in) operating activities	1,619,109	(710,971)

Cash flows from investing activities
Purchase of property and equipment	(590,823)	(22,170)
Net cash used in investing activities	(590,823)	(22,170)

Cash flows from financing activities
Increase in restricted cash	67,753	-
Proceeds from loans payable		638,083
Repayment of short term loan	(369,280)	-
Net proceeds from warrant exercise	325,407	-
Amount due to director	31,081	-
Repayment of related party loans	-	110,504
Net cash provided by (used in) financing activities	54,961	748,587

Effect of exchange rate changes on cash	537,495	18,541
Net increase (decrease) in cash	1,620,742	33,987
Cash, beginning of period	2,949,356	134,991
Cash, end of period	$4,570,098	$168,978

Supplemental disclosure information:
Interest expense paid	$167,072	$9,568
Income taxes paid	$185,656	$-

The accompanying notes are an integral part of these consolidated financial statements

1.	Organization

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

On November 8, 2007, the Company amended its certificate of incorporation which (i) effected a one-for-7.5 reverse split and (ii) changed the authorized capital stock to 20,000,000 shares of preferred stock, par value $.001 per share, and 100,000,000 shares of common stock, par value $.001 per share. All share and per share information in these financial statements give retroactive effect to the reverse split and the change in par value.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Preparation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results China Display Technologies, Inc. and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

b. .Basis of consolidation

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

o. Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2008, the cumulative translation adjustment of $1,230,120 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended March 31, 2008 and 2007, accumulated other comprehensive income was $1,230,120 and $155,333 respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2008, the Company used the period-end rates of exchange for assets and liabilities of $0.14281 to RMB1.00. For the three months ended March 31, 2008 and 2007, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $0.13977 to RMB1.00 and $0.12868 to RMB1.00, respectively, and the Company used historical rates for equity.

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

	For the Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss) available to common shareholders	$827,599	$625,502

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,751,228	11,376,000

Effect of dilutive securities:
Series A convertible preferred stock	6,960,296	-
Common stock purchase warrants	4,070,200
Weighted-average shares outstanding for diluted earnings (loss) per share	22,781,724	11,376,000

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

	For the Three Months Ended
	March 31,
	2008	2007

Common stock purchase warrants	4,070,200	-
Series A convertible preferred stock	6,960,296	-

r. Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The adoption of this standard had no impact on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

3.	CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash, accounts and other receivables as of March 31, 2008 and 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2008, all of the Company’s bank deposits were placed with banks in the PRC where there is no insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2008, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of March 31, 2008 also arose from customers located in the PRC.

The largest two customer accounted for approximately 12% and 10% of the Company’s total revenue for the three months ended March 31, 2008. No other customer accounted for 10% of the Company’s revenue in the three months ended March 31, 2008 or 2007.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2008	December 31, 2007
Accounts receivable	$6,258,812	$5,445,193
Less: Allowance for doubtful accounts	(172,827)	(165,911)
Accounts receivable, net	$6,085,985	$5,279,282

The provision for bad debts increased by $6,916 and $31,740 in the three months ended March 31, 2008 and the year ended December 31, 2007 as follows:

	March 31, 2008	December 31. 2007
Beginning of year	$165,911	$134,171
Additions	6,916	31,740
End of year	$172,827	$165,911

5.	INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$2,648,114	$1,821,884
Work-in-progress	-	155,880
Consumables	35,089	32,559
	2,683,203	2,010,323
Less: Allowance for obsolescence	(321,695)	(317,389)
Total	$2,361,508	$1,692,934

The allowance for obsolescence increased by $4,306 and $169,743 in the three months ended March 31, 2008 and the year ended December 31, 2007 as follows:

	March 31	December 31
Beginning of year	$317,389	$147,646
Additions	4,306	169,743
End of year	$321,695	$317,389

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2008	December 31 2007
Production machinery and equipment	$3,283,426	$2,680,413
Leasehold improvements	343,561	329,812
Office and other equipment	71,040	67,375
Automobiles	309,047	296,680
	4,007,074	3,374,280
Less: Accumulated depreciation	(1,116,343)	(933,016)
Total	$2,890,731	$2,441,264

Depreciation expense was $141,356 and $99,366 for the three months ended March 31, 2008 and 2007, and is broken down as follows:

	For the Three Months Ended
	March 31,
	2008	2007

Cost of sales	$121,701	$82,938
Operating expense	19,655	16,428
Total	$141,356	$99,366

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	March 31,	December 31,
	2008	2007

Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.58% - 8.2125% per annum due May to July 2008 and secured by restricted cash of approximately $856,874. These loans were each renewed for 90 days.	$3,995,897	$4,005,240

Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.75% - 9.5%, due in February 2008 and secured by restricted cash of approximately $137,097.		273,968

Revolving loans with DBS Bank, renewable on 90-days terms, interest at 7.5% -9% per annum, due May to June 2008 and secured by restricted cash of approximately $257,814. These loans were each renewed for 90 days.	640,668	636,202

China Construction Bank, interest at 7.5% - 8.424% per annum, due May to June, 2008 and secured by a personal guarantee of the Company’s chief executive officer and restricted cash of approximately $142,812.	595,051	685,486

Total short-term loans	$5,231,616	$5,600,896

Interest expense arising from these loans for the three months ended March 31, 2008 and 2007 amounted to $167,072 and $9,568 respectively.

8.	RESTRICTED CASH

The Company is required to hold a portion of borrowed money as security for payment of the loans (See Note 7). Restricted cash consist of following:

	March 31,	December 31,
	2008	2007

ABN Amro	$856,874	$822,582
Public Bank (Hong Kong) Limited		137,097
DBS Bank	257,814	257,052
China Construction Bank	142,812	137,097
East Asia Bank	714,061	685,486
Total	$1,971,561	$2,039,314

9.	ADVANCE TO SUPPLIERS

Advance to suppliers represents primarily deposit for purchase of raw materials, and amounted to $3,719,590 at March 31 2008 and $5,498,257 at December 31, 2007.

10.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Prepaid expense	$39,415	$129,498
Customs duty deposit	54,769	125,403
Other	4,524	4,269
	$98,708	$259,170

11.	OTHER ASSETS

Other assets at March 31, 2008 and December 31, 2007 consisted of the following;

	March 31,	December 31,
	2008	2007

Deposits	$537,965	$959,680
Other	94,904	99,542
	$632,869	$1,059,222

The deposit for $537,965 was paid to two agents for arranging an order and delivery of raw materials before the end of March 2008. The deposit was fully recoverable if the raw material were not delivered before the end of April 2008. Since there is no definitive written agreement in place the deposit is included in other assets. The Company received delivery of the raw materials subsequent to March 31, 2008.

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

Additionally, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of the warrants and an escrow agreement pursuant to which the Company placed 3,700,000 shares of series A preferred stock in escrow. These shares are in addition to the 3,703,704 shares of series A preferred stock that were issued in the private placement. If the Company’s consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number are stated in RMB. The target number for 2007 is approximately $0.1303 per share, and the target number for 2008 is approximately $0.2085 per share, except that, if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall by approximately $0.1818 per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less than the target number for that year. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The conversion rates are based on the rates on September 11, 2007, and are subject to change.

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

On March 28, 2008, the Company entered into an agreement with the investors in the September 2007 private placement pursuant to which:
•
The Company issued a total of 3,349,185 shares of series A preferred stock in exchange for warrants to purchase a total of 7,179,487 shares of common stock that had been issued in the September 2007 private placement. The warrants were cancelled.

•
The 3,700,000 shares of series A preferred stock held in escrow pursuant to the securities purchase agreement were returned to the Company and cancelled. These shares had been held in escrow, with all or a portion of the shares to be delivered to the Investors if certain earnings targets were not met for 2007 and 2008 and all of the shares to be delivered to the Company for cancellation if the earnings targets are met.

•
The remaining warrants, pursuant to which a total of 4,070,200 shares of common stock are issuable as of March 31, 2008, were amended to eliminate the provisions which provided for a reduction in the warrant exercise price if the earnings targets were not met for 2007 and 2008.

Common Stock

On September 12, 2007, in connection with securities purchase agreement, the Company issued 166,000 shares of its common stock as professional fees.

During the three months ended March 31, 2008, the Company issued 250,313 shares of common stock upon exercise of warrants, and 92,593 shares of common stock upon conversion of series A preferred stock.

Warrants and Options

As part of the September 2007 private placement, the Company issued an aggregate of 11,500,000 five-year warrants consisting of 5,500,000 Series A Warrants exercisable at $1.30 per share and 6,000,000 Series B Warrants exercisable at $1.50 per share. On March 28, 2008, issued a total of 3,349,185 shares of series A preferred stock in exchange for warrants to purchase a total of 7,179,487 shares of common stock. The warrants were cancelled.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2008 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2007	11,500,000	$1.40
Exercised 1.30 Warrants	(250,313)	1.30
Cancelled $1.30 Warrants	(1,179,487)	1.30
Cancelled $1.50 Warrants	(6,000,000)	1.50
Balance at December 31, 2007	4,070,200	$1.30

	Warrants Outstanding			Warrants Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.30	4,070,200	4.50	$1.30	4,070,200	$1.30

	4,070,200		$1.30	4,070,200	$1.30

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Warrants, are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

As of March 31, 2008, the Company did not have an equity-based incentive plan and no options were outstanding.

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

The Company has entered into five-year leases for factory premises and staff dorms. These leases can be renewed for an additional five-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows: Rent expense for the three months ended March 31 ,2008 and 2007 was $67,801 and $40,107, respectively.

Three months Ended March 31,
2008	$198,120
2009	267,398
2010 and thereafter	66,849
$532,367

(b)	Social insurances of Suny’s employees

According to the laws and regulations of the PRC, Suny is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, Suny does not need to provide all employees with such social insurances, and has paid the social insurances for those of its employees who have completed three months’ continuous employment.

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

The provision for taxes on earnings consisted of:

	March 31,
	2008	2007
Current income tax expenses:
PRC Enterprise Income Tax	$67,928	$50,716
United States Federal Income Tax	-	-
Total	$67,928	$50,716

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	March 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	0%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(0%)
Provision for income tax	7.5%	0%

 No material deferred tax liabilities or assets existed as of either March 31, 2008 or 2007.

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

The Company has no United States corporate income tax liability for 2008 or 2007.

16.	SUBSEQUENT EVENTS

On April 23, 2008, the Company issued warrants to purchase 110,000 shares of common stock at $1.30 per share to an investor relations firm. The warrants expire on November 1, 2010. The Company valued these warrants at $ 94,177, which was charged to operations during the second quarter of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-KSB and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the electronics and consumer electronics industry, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Overview

When used in this quarterly report, the terms "we," and "us" refers to China Display Technologies, Inc. and our wholly-owned subsidiaries.

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

A small number of customers account for a very significant percentage of our revenue. During the three months ended March 31, 2008, we had two customers that generated revenue of more than 10%. These customers accounted for 12% and 10% of our revenue during the three months ended March 31, 2008. For the year ended December 31, 2007, four customers accounted for revenue of approximately 50% of revenue, Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market. As a result, we are dependent upon the international market acceptance of Chinese made products.

We do not have long term supply contracts. While this practice reduces our risk, it also subjects us to price changes and, if our suppliers have a larger than anticipated demand for its products, our allocation may be reduced. We may not be able to obtain the components from alternate suppliers in a timely manner if at all, which would affect our relationship with our customers.

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

Under the tax laws of the PRC, we received a 100% tax holiday for 2005 and 2006 for the enterprise income tax. For 2007, 2008 and 2009, under present law, we will be entitled to a 50% tax holiday from this tax. As a result, we not not pay income tax for 2005 and 2006. The tax provision for 2007 and 2008 is 7.5% of taxable income.

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

Our functional currency is the RMB, which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the three months ended March 31, 2008 and 2007.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on our operations because we have not previously engaged in any significant transactions that are subject to the restrictions.

 Reverse Acquisition

On September 12, 2007, we acquired Keep On Holdings and its wholly-owned subsidiary, Suny, in a transaction which is accounted for as a reverse acquisition. Although we are the company that made the acquisition, for accounting purposes, Suny is treated as the acquiring company. As a result our financial statements reflect the financial position, results of operations and cash flows of Suny prior to September 12, 2007 and the consolidated operations of the Company its subsidiaries, including Suny, from and after September 12, 2007. From Suny’s organization until the completion of the reverse acquisition, Lawrence Kwok-Yan Chan, was Suny’s sole stockholder. The 11,376,000 shares issued to Mr. Chan and his designees are deemed to have been outstanding for all periods prior to September 12, 2007.

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

Results of Operations

Three Months ended March 31, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended March 31, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Sales	$6,724	100.0%	$4,592	100.0%
Cost of sales	5,222	77.6%	3,590	78.2%
Gross profit	1,502	22.4%	1,002	21.8%
Selling	159	2.4%	63	1.4%
Research and developments	126	1.9%	106	2.3%
General and administrative	156	2.3%	148	3.2%
Income from operations	1,061	15.8%	685	14.9%
Interest expense, net	166	2.5%	10	0.2%
Other income (expenses)	(1)	0.0%	1	0.0%
Income before income taxes	896	13.3%	676	14.7%
Provision for (benefit from) income taxes	68	1.0%	51	1.1%
Net income	828	12.3%	625	13.6%

Sales were $6.7 million for the three months ended March 31, 2008 (the “March 2008 Quarter”), an increase of $2.1 million, or 46%, from $4.6 million for three months ended March 31, 2007 (the “March 2007 Quarter”). The increase in revenue reflects an increased demand for our BLU products from small screen LCD and our successful expansion of our market.

Cost of sales was $5.2 million for the March 2008 Quarter, an increase of $1.6 million, or 45%, compared to $3.6 million for the March 2007 Quarter. The gross profit for the March 2008 Quarter was $1.5 million, an increase of $0.5 million, or 50%, from $1.0 million for the March 2007 Quarter. In general, the increase in cost of good sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the March 2008 Quarter was 22.4%, compared with 21.8% for the March 2007 Quarter.

Selling expenses were $159,000 for March 2008 Quarter, an increase of $96000, or 152%, compared with $63,000 during the March 2007 Quarter. The increase was attributable to the increase in sales commissions and marketing expenses as a result of and also in line with increase in our revenue.

Research and development expenses were $126,000 for the March 2008 Quarter, an increase of $20,000, or 19%, from $106,000 for the March 2007 Quarter, as a result of research and development relating to new projects including large BLU products.

General and administrative were $156,000 for the March 2008 Quarter, an increase of $8,000, or 5% from $148,000 for the March 2007 Quarter. The increase was in line with the increase in our scales of operation, and the additional costs that we incurred as a public company.

Income from operations was approximately $1.1 million for the March 2008 Quarter, compared with approximately $685,000 for the March 2007 Quarter. The increase was primarily the result of factors described above.

Income tax provision for the March 2008 Quarter was approximately $68,000, an increase of $17,000, or 33% from $51,000 for the March 2007 Quarter. The effective tax rate for the March 2008 Quarter was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

For the March 2008 Quarter, we had net income of $828,000, or $ 0.04 per share (basic) and $0.07 per share (diluted), compared to $625,000, or $0.05 per share (basic and diluted) for the March 2007 Quarter, an increase of 203,000 or 32%

Liquidity and Capital Resources

At March 31, 2008, we had a cash balance of $4.8 million. These funds are located in financial institutions located in China.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

As of March 31, 2008, we had working capital of approximately $10.7 million, compared to $3.0 million at March 31, 2007, of which cash and cash equivalents amounted to $4.6 million, compared to $169,000 at March 31, 2007. Our accounts receivable has been a significant portion of our current assets, representing $6.09 million, or 32% of current assets, compared to $2.9 million, or 58% of current assets at March 31, 2007. Inventories amounted to $2.4 million, compared to $1.7 million at March 31, 2007. During the March 2008 Quarter, our cash flow used by operations amounted $1.6 million, compared to net cash provided in operating activities of $0.7 million in the March 2007 Quarter.

For the March 2008 Quarter, we used cash for investing activities of $591,000 as compared to $22,000 for the March 2007 Quarter. For the March 2008 Quarter, we used cash for the purchase of property and equipment of $591,000. For the March 2007 Quarter, we used cash for the purchase of property and equipment of $22,000.

We have entered into 90-day revolving loan facilities with several banks pursuant which we have borrowed $5.23 million. At the end of each 90-day period, we are required to renew or repay these loans. At March 31, 2008, there was $5,231,616 outstanding, all of which were due in the second quarter of 2008. These loans bear interest at rates ranging from 6.58% to 9.50% and are secured by restricted cash of $1,971,561. These notes have been renewed for additional 90-day terms. Additionally, at March 31, 2008, we have a loan payable with a bank of $595,051 which is due on July 23, 2008 and is personally guarantee by our chief executive officer.   During the March 2008 Quarter, we received gross proceeds of $325,407 from our the exercise or warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and export most of of our products to international markets. Our functional currency is RMB, and our financial statements are translated into United States dollars. Translation adjustments resulting from the translation of local currency financial statements into United States dollars are included in determining comprehensive income.Our financial statements are expressed in dollars, At March 31, 2008, the cumulative translation adjustment of $1,230,120 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended March 31, 2008 and 2007, accumulated other comprehensive income was $1,230,120 and $155,333 respectively.

Most of our customers pay in a currency other than United States dollars. Our accounts receivable represent a significant portion of our current assets and total assets. As a result, our realization on accounts receivable, expressed in terms of United States dollars, may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II - OTHER INFORMATION

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

China Display Technologies, Inc.

Date: May 15, 2008	By:	/s/ Lawrence Kwok-Yan Chan
Lawrence Kwok-Yan Chan Chief Executive Officer, Principal Executive Officer

Date: May 15, 2008	By:	/s/ Jason Ye
Jason Ye Chief Financial Officer, Principal Financial Officer