Form 10-Q
period 2008-06-30
China Display Technologies, Inc.
filed 2008-08-12
CIK 59544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 000-21419

CHINA DISPLAY TECHNOLOGIES, INC.
(Name of Issuer in Its Charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,324,098 shares at August 12, 2008.

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) at June 30, 2008 and December 31,2007	3
	Consolidated Statements of Operations (Unaudited)
	For the Three and Six Months Ended June 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30, 2008 and 2007	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION
Item 6.	Exhibits	26

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,889,005	$2,949,356
Restricted cash (Note 8 )	1,275,357	2,039,314
Trade receivables, net of allowance for doubtful accounts (Note 4)	8,521,695	5,279,282
Inventories, net (Note 5)	6,825,587	1,692,934
Advances to suppliers (Note 9 )	277,402	5,498,257
Prepaid expenses and other receivables (Note 10 )	78,910	259,170
Total Current Assets	19,867,956	17,718,313
Property and equipment, net (Note 6)	2,871,253	2,441,264
Other assets (Note 11)	79,835	1,059,222

Total Assets	$22,819,044	$21,218,799

LIABILITIES

Current Liabilities
Accounts payables and accrued liabilities	$1,001,430	$2,132,499
Short term bank loans (Notes 7)	5,062,403	5,600,896
Taxes payable	172,853	383,397
Wages payable	112,402	103,944
Corporate taxes payable	111,626	432,532
Accrued directors compensation	75,607
Total Current Liabilities	6,536,321	8,653,268
-
Commitments and Contingencies (Note 14)	-

Stockholders' Equity (Note 12)
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - 6,860,296 shares at June 30, 2008; 3,703,704 shares at December 31, 2007;
liquidation preference -- $7,409,120 at June 30, 2008; $4,000,000 at December 31, 2007	6,861	3,704
Common stock. $.001 par value; 100,000,000 shares authorized;
issued and outstanding - 12,316,406 shares at June 30,2008; 11,600,000 shares at December 31, 2007	12,316	11,600
Additional paid-in capital	6,854,762	6,083,501
Accumulated other comprehensive income	1,575,997	692,625
Statutory reserves	198,550	198,550
Retained earnings	7,634,237	5,575,551
Total Stockholders' Equity	16,282,723	12,565,531

Total Liabilities and Stockholders' Equity	$22,819,044	$21,218,799
The accompanying notes are an integral part of these consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,		June 30,
	2008	2007	2008	2007

Total Revenues	$9,717,451	$6,719,525	$16,441,144	$11,311,915

Cost of Sales	7,498,640	5,131,225	12,720,833	8,720,780

Gross Profit	2,218,811	1,588,300	3,720,311	2,591,135

Operating Expenses:
Selling expenses	240,386	76,564	399,218	140,033
Research and development	247,246	119,588	373,039	225,876
Other general and administrative	271,115	143,993	427,093	291,879

Total Expenses	758,747	340,145	1,199,350	657,788

Income from Operations	1,460,064	1,248,155	2,520,961	1,933,347

Other Income (Expenses):
Other	(2,159)	5	(2,761)	543
Interest incomes	13,314	-	15,617	56
Interest expenses	(130,642)	(4,906)	(297,714)	(14,474)

Total Other Income (Expenses)	(119,487)	(4,901)	(284,858)	(13,875)

Income Before Income Taxes	1,340,577	1,243,254	2,236,103	1,919,472

Provision for Income Taxes	109,489	93,244	177,417	143,960

Net Income	$1,231,088	$1,150,010	$2,058,686	$1,775,512

Net earnings per share of common stock, basic	$0.10	$0.10	$0.17	$0.16
Weighted average number of shares outstanding, basic	11,940,837	11,376,000	11,940,837	11,376,000

Net earnings per share of common stock, diluted	$0.05	$0.10	$0.09	$0.16
Weighted average number of shares outstanding, diluted	22,597,833	11,376,000	22,597,833	11,376,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,058,686	$1,775,512
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	303,644	200,462
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts receivable, net	(3,242,413)	(463,028)
Advances to suppliers	5,220,855	(300,318)
Inventories, net	(5,132,653)	(159,389)
Prepaid expenses and other receivables	180,260	(40,204)
Other assets	979,387	-
Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	(1,131,069)	(639,440)
Various tax payable	(210,544)	(115,582)
Wage payable	8,458	14,346
Corporate tax payable	(320,906)	145,943

Net cash provided by (used in) operating activities	(1,286,295)	418,302

Cash flows from investing activities
Loan to employees	-	(135,332)
Purchase of property and equipment	(733,633)	(22,260)
Net cash used in investing activities	(733,633)	(157,592)

Cash flows from financing activities
(Decrease) /Increase in restricted cash	763,957	(254,873)
Proceeds from loans payable	-	641,882
Repayment of short term loan	(538,493)	-
Net proceeds from warrant exercise	680,957	-
Warrant issued for consultancy fee	94,177
Amount due to director	75,607	-
Loan from related party		185,835
Paydown of loan from related party		(186,699)
Net cash provided by (used in) financing activities	1,076,205	386,145

Effect of exchange rate changes on cash	883,372	82,562
Net increase (decrease) in cash	(60,351)	729,417
Cash, beginning of period	2,949,356	134,991
Cash, end of period	$2,889,005	$864,408

Supplemental disclosure information:
Interest expense paid	$297,714	$14,474
Income taxes paid	$531,393	$-

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

n. Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2008, the cumulative translation adjustment of $1,575,998 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the six months ended June 30, 2008 and 2007, accumulated other comprehensive income was $1,575,997 and $692,625 respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2008, the Company used the period-end rates of exchange for assets and liabilities of $0.14595 to RMB1.00. For the six months ended June 30, 2008 and 2007, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $0.14184 to RMB1.00 and $0.12971 to RMB1.00, respectively, and the Company used historical rates for equity.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common shareholders	$1,231,088	$1,150,010	$2,058,686	$1,775,512

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,940,837	11,376,000	11,940,837	11,376,000

Effect of dilutive securities:
Series A convertible preferred stock	6,860,296	-	6,860,296	-
Common stock purchase warrants	3,796,700		3,796,700
Weighted-average shares outstanding for diluted earnings (loss) per share	22,597,833	11,376,000	22,597,833	11,376,000

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

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Common stock purchase warrants	3,796,700	-	3,796,700	-
Series A convertible preferred stock	6,860,296	-	6,860,296	-

q. Recently issued accounting pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

r. Recently adopted accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

3.	CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash, accounts and other receivables as of June 30, 2008 and 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2008, all of the Company’s bank deposits were placed with banks in the PRC where there is no insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2008, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of June 30, 2008 also arose from customers located in the PRC.

The largest two customer accounted for approximately 11% and 10% of the Company’s total revenue for the three months ended June 30, 2008. No customer accounted for 10% of the Company’s revenue in the six months ended June 30, 2008 or 2007 or the three months ended June 30, 2007.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30 2008	December 31, 2007
Accounts receivable	$8,698,319	$5,445,193
Less: Allowance for doubtful accounts	(176,624)	(165,911)
Accounts receivable, net	$8,521,695	$5,279,282

The provision for bad debts increased by $10,713 and $31,740 in the six months ended June 30, 2008 and the year ended December 31, 2007 as follows:

	June 30, 2008	December 31, 2007
Beginning of period	$165,911	$134,171
Additions	10,713	31,740
End of period	$176,624	$165,911

5.	INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$5,042,573	$1,821,884
Work-in-progress	700,353	155,880
Finished Good	1,355,286	-
Consumables	35,946	32,559
	7,134,158	2,010,323
Less: Allowance for obsolescence	(308,571)	(317,389)
Total	$6,825,587	$1,692,934

The allowance for obsolescence decreased by $8,818 in the six months ended June 30, 2008 and increased by $169,743 for the year ended December 31, 2007 as follows:

	June 30	December 31
Beginning of peirod	$317,389	$147,646
Additions	(8,818)	169,743
End of period	$308,571	$317,389

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Production machinery and equipment	$3,431,212	$2,680,413
Leasehold improvements	356,879	329,812
Office and other equipment	73,032	67,375
Automobiles	315,838	296,680
	4,176,961	3,374,280
Less: Accumulated depreciation	(1,305,708)	(933,016)
Total	$2,871,253	$2,441,264

Depreciation expense was $303,644 and $200,462 for the six months ended June 30, 2008 and 2007, and is broken down as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Cost of sales	$142,004	$84,375	263,705	$167,313
Operating expense	20,284	16,721	39,939	33,149
Total	$162,288	$101,096	303,644	$200,462

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2008	December 31, 2007
Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.58% - 8.2125% per annum due July to Sept 2008 and secured by restricted cash of approximately $875,700. These loans were each renewed for 90 days.	$3,999,821	$4,005,240

Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.75% - 9.5%, due in February 2008 and secured by restricted cash of approximately $137,097.		273,968

Revolving loans with DBS Bank, renewable on 90-days terms, interest at 7.5% -9% per annum, due in July 2008 and secured by restricted cash of approximately $253,707. These loans were each renewed for 90 days.	636,894	636,202

China Construction Bank, interest at 7.5% - 8.424% per annum, due in January 2009 and secured by a personal guarantee of the Company’s chief executive officer and restricted cash of approximately $145,950.	425,688	685,486

Total short-term loans	$5,062,403	$5,600,896

Interest expense arising from these loans for the six months ended June 30, 2008 and 2007 amounted to $297,714 and $14,474 respectively.

The Company is required to hold a portion of the loans as partial security for the loans. See Note 8.

8.	RESTRICTED CASH

The Company is required to hold a portion of borrowed money as security for payment of the loans (See Note 7). Restricted cash consist of following:

	June 30,	December 31,
	2008	2007

ABN Amro	$875,700	$822,582
Public Bank (Hong Kong) Limited		137,097
DBS Bank	253,707	257,052
China Construction Bank	145,950	137,097
East Asia Bank	-	685,486
Total	$1,275,357	$2,039,314

9, ADVANCE TO SUPPLIERS

Advance to suppliers represents primarily deposit for purchase of raw materials, and amounted to $277,402 at June 30 2008 and $5,498,257 at December 31, 2007.

10.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Prepaid expense	$8,635	$129,498
Customs duty deposit	70,100	125,403
Other	175	4,269
	$78,910	$259,170

11.	OTHER ASSETS

Other assets at June 30, 2008 and December 31, 2007 consisted of the following;

	June 30	December 31,
	2008	2007

Deposits	$-	$959,680
Other	79,835	99,542
	$79,835	$1,059,222

12.	STOCKHOLDERS’ EQUITY

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

Additionally, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of the warrants and an escrow agreement pursuant to which the Company placed 3,700,000 shares of series A preferred stock in escrow. These shares are in addition to the 3,703,704 shares of series A preferred stock that were issued in the private placement. If the Company’s consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number are stated in RMB. The target number for 2008 is approximately RMB1.569 (approximately $0.2223) per share, except that, if all of the warrants shall not have been exercised by March 31, 2008, the target number for 2008 shall by approximately RMB1.368 (approximately ($0.1940) per share. All of the shares held in escrow are delivered to the Investors if the net income for either year is 50% or less than the target number for that year. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The dollar equivalents to referred to in this paragraph are are based on the conversion rates on September 11, 2007, and are subject to change. On September 11, 2007, the exchange rate was RMB   7.5247 for $1.00. On June 30, 2008, the exchange rate was RMB  7.0502  for $1.00.

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

Common Stock

On September 12, 2007, in connection with Purchase Agreement, the Company issued 166,000 shares of its common stock as professional fees.

During the six months ended June 30, 2008, the Company issued 523,813 shares of common stock upon exercise of warrants, and 192,593 shares of common stock upon conversion of series A preferred stock.

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

A summary of the status of the Company's outstanding stock warrants as of June 30, 2008 and changes during the periods then ended is as follows:

	Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at December 31, 2007	11,500,000	$1.40
Exercised 1.30 Warrants	(523,813)	1.30
Cancelled $1.30 Warrants	(1,179,487)	1.30
Cancelled $1.50 Warrants	(6,000,000)	1.50
Balance at June 30, 2008	3,796,700	$1.30

	Warrants Outstanding			Warrants Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.30	3,796,700	4.25	$1.30	3,796,700	$1.30

	3,796,700		$1.30	3,796,700	$1.30

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Warrants, are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

As of June 30, 2008, the Company did not have an equity-based incentive plan and no options were outstanding.

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

The Company has entered into five-year leases for factory premises and staff dorms. These leases can be renewed for an additional five-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows: Rent expense for the six months ended June 30, 2008 and 2007 was $144,132 and $92,087, respectively.

The following table sets for our minimum lease commitments through 2010:

Six months ended December 31, 2008	$148,943
Year ended December 31, 2009	297,885
Year ended December 31, 2010	79,856
$526,684

(b)	Social insurances of Suny’s employees

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

The provision for taxes on earnings consisted of:
	June 30,
	2008	2007
Current income tax expenses:
PRC Enterprise Income Tax	$177,417	$143,960
United States Federal Income Tax	-	-
Total	$177,417	$143,960

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	June 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	0%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(0%)
Provision for income tax	7.5%	0%

 No material deferred tax liabilities or assets existed as of either June 30, 2008 or 2007.

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

16. RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong from director’s wife .  The relevant rent expenses consist of following for the six months ended:

		June 30,
Location	Landlord	2008	2007
No. 10, 6 /F., Hewlett Centre, No. 52-54 Hoi Yuen Road ,Kwun Tong, Hong Kong	Mdm Ting Yuen Chung	2,692	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-KSB and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the electronics and consumer electronics industry, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, the costs of raw materials, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

A small number of customers account for a very significant percentage of our revenue. During the six months ended June 30, 2008, we had two customers that generated revenue of more than 10%. These customers accounted for 11% and 10% of our revenue during the six months ended June 30, 2008. For the year ended December 31, 2007, four customers accounted for revenue of approximately 50% of revenue, Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market. As a result, we are dependent upon the international market acceptance of Chinese made products.

We do not have long term supply contracts. While this practice reduces our risk, it also subjects us to price changes and, if our suppliers have a larger than anticipated demand for its products, our allocation may be reduced. We may not be able to obtain the components from alternate suppliers in a timely manner if at all, which would affect our relationship with our customers.

Prior to September 2007, we were a privately-owned company and we did not have the legal, accounting and other expenses that are associated with our being a public company. Commencing in the third quarter of 2007, our general and administrative expenses have increased as a result of these factors.

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

Our functional currency is the RMB, which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the three months ended June 30, 2008 and 2007.

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

Convertible Preferred Stock and Warrants

In accordance with EITF 00-19, we determined that the convertible preferred stock and the accompanying warrants were equity instruments under SFAS 150 and 133. Although we had unconditional obligation to issue additional shares of common stock upon conversion of the series A preferred stock if our fully-diluted EBITDA per share were below the targeted levels, the certificate of designation relating to the series A preferred stock did not provide that we must issue shares that are registered pursuant to the Securities Act of 1933, with the result, pursuant to the certificate of designation, the additional shares need not be registered shares. Our series A preferred stock also met all other conditions for the classification as equity instruments. We had a sufficient number of authorized shares, the agreement contained an explicit limit on the number of shares to be delivered on conversion of the series A preferred stock unless we issue shares at a price below the conversion price of the series A preferred stock, there is no required cash payment or net cash settlement requirement, and the holders of the series A preferred stock had no right higher than the holders of the common stock.

Our warrants were excluded from derivative accounting because they were indexed to our common stock and were classified in stockholders’ equity section according to SFAS 133 paragraph 11(a).

Results of Operations

 Three Months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended June 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,
	2008		2007

Sales	$9,717	100.0%	$6,719	100.0%
Cost of sales	7,499	77.2%	5,131	76.4%
Gross profit	2,218	22.8%	1,588	23.6%
Selling	240	2.5%	77	1.1%
Research and development	247	2.5%	119	1.8%
General and administrative	271	2.8%	144	2.1%
Income from operations	1,460	15.0%	1,248	18.6%
Interest expense, net	118	1.2%	5	0.0%
Other Income (expenses)	(2)	0.0%	0	0.0%
Income before income taxes	1,340	13.8%	1,243	18.6%
Provision for (benefit from) income taxes	109	1.1%	93	1.4%
Net income	1,231	12.7%	1,150	17.2%

Sales were $9.72 million for the three months ended June 30, 2008 (the “June 2008 Quarter”), an increase of $3 million, or 45%, from $6.72 million for three months ended June 30, 2007 (the “June 2008 Quarter”). The increase in revenue reflects an increase demand for our products from small screen liquid crystal display and LED manufacturers.

Cost of sales was $7.5 million for the June 2008 Quarter, an increase of $2.37 million, or 46%, compared to $5.13 million for the June 2007 Quarter. The gross profit for the June 2008 Quarter was $2.22 million, an increase of $0.63 million, or 39.7%, from $1.59 million for the June 2007 Quarter. In general, the increase in cost of good sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the June 2008 Quarter was 22.8%, compared with 23.6% for the June 2007 Quarter.

Selling expenses were $240,000 for June 2008 Quarter, an increase of $163,000, or 212%, compared with $77,000 during the June 2007 Quarter. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products.

Research and development expenses were $247,000 for the June 2008 Quarter, an increase of $128,000, or 108%, from $119,000 for the June 2007 Quarter, as a result of research and development relating to large size BLU products.
General and administrative expenses were $271,000 for the June 2008 Quarter, an increase of $127,000, or 88.2% from $144,000 for the June 2007 Quarter. The increase was in line with the increase in our scales of operation, and the additional legal, accounting, financial public relations and other costs that we incurred as a public company.

Income from operations was approximately $1.46 million for the June 2008 Quarter, compared with approximately $1.25m for the June 2007 Quarter. The increase was primarily the result of factors described above.

Income tax provision for the June 2008 Quarter was approximately $109,000, compared with approximately $93,000 for the June 2007 Quarter. The effective tax rate for both the June 2008 Quarter and the June 2007 Quarter was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

As a result of the foregoing, net income for the June 2008 Quarter was $1.23 million , or $0.10 per share (basic) and $0.05 per share (diluted), as compared with net income of $1.15 million, or $0.10 per share (basic and diluted) for the June 2007 Quarter.

Six Months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the Six months ended June 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Six Months Ended June 30,
	2008		2007

Sales	$16,441	100.0%	$11,312	100.0%
Cost of sales	12,721	77.4%	8,721	77.1%
Gross profit	3,720	22.6%	2,591	22.9%
Selling	399	2.4%	140	1.2%
Research and developments	373	2.3%	226	2.0%
General and administrative	427	2.6%	292	2.6%
Income from operations	2,520	15.3%	1,933	17.1%
Interest expense, net	281	1.7%	14	0.1%
Other income (expenses)	(3)	0.0%	0	0.0%
Income before income taxes	2,236	13.6%	1,919	17.0%
Provision for (benefit from) income taxes	178	1.1%	144	1.3%
Net income	2,058	12.5%	1,775	15.7%

Sales were $16.4 million for the six months ended June 31, 2008 (the “June 2008 Period”), an increase of $5.1 million, or 45%, from $11.3 million for six months ended June 30, 2007 (the “June 2007 Period”). The increase in revenue reflects an increased demand for our BLU products from small screen LCD and our successful expansion of our market.

Cost of sales was $12.7 million for the June 2008 Period, an increase of $4 million, or 46%, compared to $8.7 million for the June 2007 Period. The gross profit for the June 2008 Period was $3.7 million, an increase of $1.1 million, or 44%, from $2.6 million for the June 2007 Period. In general, the increase in cost of good sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the June 2008 Period was 22.6%, compared with 22.9% for the June 2007 Period.

Selling expenses were $399,000 for June 2008 Period, an increase of $259,000, or 35%, compared with $140,000 during the June 2007 Period. The increase was attributable to the increase in sales commissions and marketing expenses as a result of and also in line with increase in our revenue.

Research and development expenses were $373,000 for the June 2008 Period, an increase of $147,000, or 65%, from $226,000 for the June 2007 Period, as a result of research and development relating to new projects including large BLU products.

General and administrative expenses were $427,000 for the June 2008 Period, an increase of $135,000, or 46% from $292,000 for the June 2007 Period. The increase was in line with the increase in our scales of operation, and the additional legal, accounting, financial public relations and other costs that we incurred as a public company.

Income from operations was approximately $2.5 million for the June 2008 Period, compared with approximately $1.9 million for the June 2007 Period. The increase was primarily the result of factors described above.

Income tax provision for the June 2008 Period was approximately $177,000, an increase of $34,000, or 24% from $144,000 for the June 2007 Period. The effective tax rate for the both the June 2008 Period and the June 2007 Period was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

For the June 2008 Period, we had net income of $2.06 million, or $ 0.17 per share (basic) and $0.09 per share (diluted), compared to $1.78 million, or $0.16 per share (basic and diluted) for the June 2007 Period, an increase of $283,000 or 16%.

Liquidity and Capital Resources

At June 30, 2008, we had a cash balance of $2.9 million. These funds are major located in financial institutions located in China. We also had restricted cash on $1.3 million, which was being held as security for short-term bank loans.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

As of June 30, 2008, we had working capital of approximately $13.3 million, compared to $9.1 million at June 30, 2007, of which cash and cash equivalents amounted to $2.9 million, compared to $864,000 at June 30, 2007. Our accounts receivable has been a significant portion of our current assets having increased by $3.2 million in the June 2008 Period. Accounts receivable at June 30, 2008 were $8.5 million, or 43% of current assets, compared to $5.3 million, or 30% of current assets at December 31, 2007. Inventories increased $5.1 million during the June 2008 Period, increasing to $6.8 million, compared to $1.7 million at December 31, 2007. The increase in inventories was substantially offset by a decrease of advance to suppliers $5.2 million in the June 2008 Period, decreasing from $5.5 million at December 31, 2007 to $0.3 million at June 30, 2008. Principally as a result of these factors, our cash flow used by operations amounted $1.3 million in the June 2008 Period, compared to net cash provided in operating activities of $0.4 million in the June 2007 Period.

For the June 2008 Period, we used cash for investing activities of $733,633 as compared to $157,592 for the June 2007 Period. For the June 2008 Period, we used cash for the purchase of property and equipment of $733,633. For the June 2007 Period, we used cash for the purchase of property and equipment of $22,260.

We have entered into short-term revolving loan facilities, typically for 90-day periods, with several banks pursuant which we have borrowed $5.06 million. At the end of each period, we are repay these loans if they are not renewed. At June 30, 2008, there was $5,062,403 outstanding, all of which were due in the third quarter of 2008. These loans bear interest at rates ranging from 6.58% to 9.50% and are secured by restricted cash of $1,275,357. In the past, these notes have been renewed for additional 90-day periods. Additionally, at June 30, 2008, we have a loan payable with a bank of $425,688 which is due on January 22, 2009 and is personally guarantee by our chief executive officer.  During the June 2008 Period, we received gross proceeds of $680,957 from the exercise of warrants. During the June 2007 Period, our cash from financing activities consisted primarily from loan proceeds of $0.6 million, which was offset by a decrease of $0.3 million in restricted cash. Loans from related parties substantially balanced payment of loans to related parties.

As we seek to expand our business, we require additional cash. This requirement is reflected in the $1.3 million of cash used on our operations even though we increased revenue of $5.1 million, or 45%, from in the June 2008 Period from the June 2007 Period, and an increase in net income of of $283,000 or 16%. The average ageing of our accounts receivables at June 30, 2008 was 95 days at June 30, 2008, and 85 days at December 31, 2007. Historically, we have relied upon short term bank loans. We have registered shares of common stock for issuance upon exercise of outstanding warrants. As of June 30, 2008, we received $680,957 from the exercise of warrants. The warrants have an exercise price of $1.30. If all of the remaining warrants are exercised, we will receive proceeds of $4.9 million. However, of the remaining warrants, only 1,088,687 of the shares of common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933. If these warrants are exercised, we will receive proceeds of $1.4 million. We cannot assure you that any significant number of warrants will be exercised, and we do not anticipate that any warrants will be exercised, other than on a cashless basis, if the underlying shares are not registered. If the warrants are not exercised, we would require additional debt or equity financing in order for us to expand our business. We have no commitments from any source to provide financing. If the banks do not continue to extend the loans or if we are unable to obtain financing from other sources, including the exercise of warrants, our ability to continue our growth may be impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and export most of our products to international markets. Our functional currency is RMB, and our financial statements are translated into United States dollars. Translation adjustments resulting from the translation of local currency financial statements into United States dollars are included in determining comprehensive income. Our financial statements are expressed in dollars, At June 30, 2008, the cumulative translation adjustment of $1,575,998 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the three months ended June 30, 2008 and 2007, accumulated other comprehensive income was $1,575,997 and $248,045 respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

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

China Display Technologies, Inc.

Date: August 12, 2008	By:	/s/ Lawrence Kwok-Yan Chan
Lawrence Kwok-Yan Chan Chief Executive Officer, Principal Executive Officer

Date: August 12, 2008	By:	/s/ Jason Ye
Jason Ye Chief Financial Officer, Principal Financial Officer