Form 10-Q
period 2008-09-30
China Display Technologies, Inc.
filed 2008-11-14
CIK 59544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,368,435 shares at November 12 , 2008.

 CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) at September 30, 2008 and December 31,2007	2
	Consolidated Statements of Operations (Unaudited)
	For the Three and Nine Months Ended September 30, 2008 and 2007	3
	Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2008 and 2007	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 6.	Exhibits	25

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$728,835	$2,949,356
Restricted cash (Note 8 )	1,895,336	2,039,314
Trade receivables, net of allowance for doubtful accounts (Note 4)	6,762,788	5,279,282
Inventories, net (Note 5)	5,374,729	1,692,934
Prepaid expenses and other receivables (Note 10 )	559,249	259,170
Total Current Assets	15,320,937	12,220,056
Property and equipment, net (Note 6)	4,700,539	2,441,264
Other assets (Note 11)	79,795	1,059,222
Advances to suppliers (Note 9 )	2,656,897	5,498,257

Total Assets	$22,758,168	$21,218,799

LIABILITIES

Current Liabilities
Accounts payables and accrued liabilities	$610,203	$2,132,499
Short term bank loans (Notes 7)	4,407,746	5,600,896
Taxes payable	33,249	383,397
Wages payable	131,718	103,944
Corporate taxes payable	100,925	432,532
Accrued directors compensation	116,591
Total Current Liabilities	5,400,432	8,653,268

Commitments and Contingencies (Note 14)	—	—

Stockholders' Equity (Note 12)
Series A convertible preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - 6,860,296 shares at September 30, 2008; 3,703,704 shares at December 31, 2007;
liquidation preference – $7,409,120 at September 30, 2008; $4,000,000 at December 31, 2007	6,861	3,704
Common stock. $.001 par value; 100,000,000 shares authorized;
issued and outstanding – 12,368,435 shares at September 30,2008; 11,600,000 shares at December 31, 2007	12,368	11,600
Additional paid-in capital	6,922,348	6,083,501
Accumulated other comprehensive income	1,574,015	692,625
Statutory reserves	198,550	198,550
Retained earnings	8,643,5934	5,575,551
Total Stockholders' Equity	17,357,736	12,565,531

Total Liabilities and Stockholders' Equity	$22,758,168	$21,218,799

The accompanying notes are an integral part of these consolidated financial statements

China Display Technologies Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007

Total Revenues		$10,825,979	$9,175,767		$27,267,123	$20,487,682

Cost of Sales		8,407,299	6,985,054		21,128,132	15,705,834

Gross Profit		2,418,680	2,190,713		6,138,991	4,781,848

Operating Expenses:
Selling expenses		396,702	275,439		795,920	415,472
Research and development		442,808	165,957		815,847	391,833
Other general and administrative		378,519	277,229		805,612	569,108

Total Expenses		1,218,029	718,625		2,417,379	1,376,413

Income from Operations		1,200,651	1,472,088		3,721,612	3,405,435

Other Income (Expenses):
Other		(20)	(475)		(2,781)	68
Interest incomes		317	817		15,934	817
Interest expenses		(91,438)	(81,874)		(389,152)	(96,292)

Total Other Income (Expenses)		(91,141)	(81,532)		(375,999)	(95,407)

Income Before Income Taxes		1,109,510	1,390,556		3,345,613	3,310,028

Provision for Income Taxes		100,153	112,278		277,570	256,238
Net Income		$1,009,357	$1,278,278		$3,068,043	$3,053,790
Deemed preferred stock dividend	$		$(2,177,853)	$		$(2,177,853)

Net Income (loss) available to common shareholders		1,009,357	(899,575)		3,068,043	875,937
Net earnings per share of common stock, basic		$0.08	$(0.08)		$0.25	$0.08
Weighted average number of shares outstanding, basic		12,074,568	11,553,348		12,074,568	11,545,824

Net earnings per share of common stock, diluted		$0.04	$(0.08)		$0.14	$0.06
Weighted average number of shares outstanding, diluted		22,679,535	11,553,348		22,679,535	15,249,528

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA DISPLAY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$3,068,043	$3,053,790
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	488,584	322,494
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts receivable, net	(1,483,504)	(1,304,822)
Advances to suppliers	2,841,360	(2,966,863)
Inventories, net	(3,681,795)	(605,438)
Prepaid expenses and other receivables	(300,079)	(1,666,988)
Other assets	979,427	—
Increase (Decrease) in liabilities:
Accounts payables and accrued liabilities	(1,522,296)	249,430
Various tax payable	(350,148)	(7,619)
Wage payable	27,774	18,780
Corporate tax payable	(331,607)	256,237

Net cash provided by (used in) operating activities	(264,241)	(2,650,999)

Cash flows from investing activities
Recapitalization costs	—	(625,000)
Purchase of property and equipment	(2,747,858)	(934,319)
Net cash used in investing activities	(2,747,858)	(1,559,319)

Cash flows from financing activities
(Decrease) /Increase in restricted cash	143,978	(779,048)
Proceeds from loans payable		3,477,734
Net Proceeds from sale of preferred stock and warrants		3,860,993
Repayment of short term loan	(1,193,150)	—
Net proceeds from warrant exercise	748,595	—
Warrant issued for consultancy fee	94,177
Amount due to director	116,590	—
Repayment of related party loans		5,844
Net cash provided by (used in) financing activities	(89,810)	6,565,523
Effect of exchange rate changes on cash	881,388	54,648
Net increase (decrease) in cash	(2,220,521)	2,409,853
Cash, beginning of period	2,949,356	134,991
Cash, end of period	$728,835	$2,544,844

Supplemental disclosure information:
Interest expense paid	$389,152	$96,292
Income taxes paid	$531,127	$256,238

The accompanying notes are an integral part of these consolidated financial statements

1.	Organization

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

On September 12, 2007, the Company executed a share exchange agreement (“Share Exchange Agreement”) with Lawrence Kwok-Yan Chan, the sole stockholder of Keep On Holdings, Limited, a British Virgin Island corporation incorporated on April 18, 2007 (“Keep On”), whereby the Company acquired all of the outstanding common stock of Keep On in exchange for newly-issued stock of the Company.

Under the Share Exchange Agreement, on September 12, 2007, the Company issued 11,376,000 shares of common stock to the Keep On Stockholder and his assignees in exchange for 100% of the stock of Keep On. Pursuant to a separate agreement, the Company acquired from the Company’s then principal stockholder and cancelled 290,000 shares of the Company’s common stock he owned immediately prior to the closing for $340,133 and the Company repaid obligations to the then principal stockholder due to him in the aggregate amount of $284,867. After giving effect to the cancellation of shares, the Company had 58,000 shares of common stock outstanding immediately prior to Closing. After the Closing, the Company had a total of 11,600,000 shares of common stock outstanding, with the Keep On stockholder and his assignees owning 98.1% of the total issued and outstanding shares of the Company's common stock.

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

The Company generates revenues from the sales of LEDs and CCFLs. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

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

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2008, the cumulative translation adjustment of $1,574,015 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the nine months ended September 30, 2008 and 2007, accumulated other comprehensive income was $1,574,015 and $692,625 respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2008, the Company used the period-end rates of exchange for assets and liabilities of $0.14588 to RMB1.00. For the nine months ended September 30, 2008 and 2007, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $0.14288 to RMB1.00 and $0.13028to RMB1.00, respectively, and the Company used historical rates for equity.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common shareholders	$1,009,357	$(899,575)	$3,068,043	$875,937

Denominator:
Weighted-average shares outstanding for basic earnings per share	12,074,568	11,553,348	12,074,568	11,545,824

Effect of dilutive securities:
Series A convertible preferred stock	6,860,296		6,860,296	3,703,704
Common stock purchase warrants	3,744,671		3,744,671
Weighted-average shares outstanding for diluted earnings (loss) per share	22,679,535	11,553,348	22,679,535	15,249,528

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

	For the three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Common stock purchase warrants	—	11,500,000	—	11,500,000
Series A convertible preferred stock	—	3,703,704	—	—

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

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash, accounts and other receivables as of September 30, 2008 and 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2008, all of the Company’s bank deposits were placed with banks in the PRC where there is no insurance to cover bank deposits in the event of bank failure.

For the nine months ended September 30, 2008, approximately 90% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of September 30, 2008 also arose from customers located in the PRC.

The largest two customers accounted for approximately 11% and 10% of the Company’s total revenue for the three months ended September 30, 2008 and approximately 11% and 19% of the Company’s total revenue for the nine months ended September 30, 2008, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30 2008	December 31, 2007
Accounts receivable	$6,939,324	$5,445,193
Less: Allowance for doubtful accounts	(176,536)	(165,911)
Accounts receivable, net	$6,762,788	$5,279,282

The provision for bad debts increased by $10,625 and $31,740 in the nine months ended September 30, 2008 and the year ended December 31, 2007 as follows:

	September 30, 2008	December 31. 2007
Beginning of period	$165,911	$134,171
Additions	10,625	31,740
End of period	$176,536	$165,911

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$5,024,217	$1,821,884
Work-in-progress	652,386	155,880
Finished goods	-	-
Consumables	6,543	32,559
	5,683,146	2,010,323
Less: Allowance for obsolescence	(308,417)	(317,389)
Total	$5,374,729	$1,692,934

At September 30, 2008, all finished goods had been shipped to customers.

The allowance for obsolescence decreased by $8,972 in the nine months ended September 30, 2008 and increased by $169,743 for the year ended December 31, 2007 as follows:

	September 30	December 31
Beginning of period	$317,389	$147,646
Additions	(8,972)	169,743
End of period	$308,417	$317,389

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Production machinery and equipment	$5,033,890	$2,680,413
Leasehold improvements	356,702	329,812
Office and other equipment	484,847	67,375
Automobiles	315,679	296,680
	6,191,118	3,374,280
Less: Accumulated depreciation	(1,490,579)	(933,016)
Total	$4,700,539	$2,441,264

Depreciation expense was $488,584 and $322,494 for the nine months ended September 30, 2008 and 2007, and is broken down as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of sales	$147,910	$84,375	411,615	$284,908
Operating expense	37,029	16,721	76,969	37,586
Total	$184,939	$101,096	488,584	$322,494

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30,	December 31,
	2008	2007
Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.44%- 8.2125% per annum due January to March 2008 and secured by restricted cash of approximately $822,582.		$$4,005,240
Revolving loans with ABN Amro, renewable on 90-days terms, interest at 6.58% - 8.2125% per annum due in November 2008 and secured by restricted cash of approximately $875,260.	1,918,338
Revolving loans with Public Bank (Hong Kong) Limited, renewable on 90-day terms, interest rates ranging from 8.75% - 9.5%, due in February 2008 and secured by restricted cash of approximately $137,097.		273,968
Revolving loans with DBS Bank, renewable on 90-days terms, interest at 7.5% -9% per annum, due in July 2008 and secured by restricted cash of approximately $253,707.	—	636,202

China Construction Bank, interest at 7.5% - 8.424% per annum, due in January 2009 and secured by a personal guarantee of the Company’s chief executive officer and restricted cash of approximately $145,877.	303,911	685,486
NanYang Commercial Bank, renewable on 120 days terms, interest at 7%-8% per annum, due in Nov 2008 and secured by restricted cash of approximately $874,199.	2,185,497

Total short-term loans	$4,407,746	$5,600,896

Interest expense from these loans for the nine months ended September 30, 2008 and 2007 amounted to $389,152 and $96,292 respectively.

The Company is required to hold a portion of the loans as partial security for the loans. See Note 8.

8.	RESTRICTED CASH

The Company is required to hold a portion of borrowed money as security for payment of the loans (See Note 7). These amounts are reflected as restricted cash. Restricted cash consists of following:

	September 30,	December 31,
	2008	2007

ABN Amro	$875,260	$822,582
Public Bank (Hong Kong) Limited		137,097
DBS Bank	—	257,052
China Construction Bank	145,877	137,097
East Asia Bank	—	685,486
NanYang Commercial Bank	874,199	—
Total	$1,895,336	$2,039,314

9.	ADVANCE TO SUPPLIERS

The following table sets forth information as to advances to supplier at September 30,2008 and December 31, 2007, based on the number of days the advances were outstanding as of the respective balance sheet dates.

	September 30,	December 31,
	2008	2007
0-90 days	$2,420,782	$4,068,704
90-120 days	236,115	1,392,674
120-360 days	—	36,879
	$2,656,897	$5,498,257

Advance to suppliers represents primarily deposit for purchase of raw materials. No formal contract was signed. The raw materials are scheduled for delivery during the fourth quarter of 2008. Since there is no formal contracted delivery schedule, the advance is classified as non current.

10.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Prepaid expense	$10,301	$129,498
Customs duty deposit	548,773	125,403
Other	175	4,269
	$559,249	$259,170

11.	OTHER ASSETS

Other assets at September 30, 2008 and December 31, 2007 consisted of the following;

	September 30	December 31,
	2008	2007

Deposits	$—	$959,680
Other	79,795	99,542
	$79,795	$1,059,222

12.	STOCKHOLDERS’ EQUITY

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

Additionally, the Company entered into a registration rights agreement pursuant to which the Company agreed to register the shares of Common Stock issuable upon conversion of the series A preferred stock and exercise of the warrants and an escrow agreement pursuant to which the Company placed 3,700,000 shares of series A preferred stock in escrow. These shares are in addition to the 3,703,704 shares of series A preferred stock that were issued in the private placement. If the Company’s consolidated net income, as defined, for 2007 and 2008 do not reach the target numbers, on a per share, fully diluted basis, some or all of these shares are to be delivered to the investors and if the targets are met, the shares are to be returned to the Company and cancelled. The target number is stated in RMB. There was no adjustment for 2007. The target number for 2008 is approximately RMB1.569 (approximately $0.2223) per share. All of the shares held in escrow are delivered to the investors if the net income for 2008 is 50% or less than the target number for that year. If the shortfall is less than 50%, a ratable portion of the shares are delivered to the Investors. The dollar equivalents to referred to in this paragraph are based on the conversion rates on September 11, 2007, and are subject to change. On September 11, 2007, the exchange rate was RMB   7.5247 for $1.00. On September 30, 2008, the exchange rate was RMB  7.0502  for $1.00.

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

The warrants have a term of five years, and expire on September 12, 2012. The warrants provide a cashless exercise feature which permits the conversion of the warrants into shares of Common Stock or Series A Preferred Stock if the underlying shares are not covered by an effective registration statement. As of November 1, 2008, none of the shares of common stock issuable upon exercise of warrants was covered by an effective registration statement.

The warrants provide that the exercise price of the warrants may be reduced by up to 50% in each of 2007 and 2008 if the Company’s net income, as defined, per share of common stock, on a fully-diluted basis, is less than the Target Numbers described above for 2007 and 2008. An adjustment in the warrant exercise price does not affect the number of shares issuable upon exercise of the warrants. There was no adjustment for 2007.

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

The investors received warrants to purchase up to 5,500,000 shares of common stock of the Company at an exercise price of $1.30 per share and up to 6,000,000 shares of common stock of the Company at an exercise price of $1.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.50%; volatility of 15% and an expected term of five years. The portion of proceeds allocated to the warrants of $1,088,926 was determined to be the value of the warrants and was recorded as a deemed preferred stock dividend.

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

Pursuant to the purchase agreement, in addition to the foregoing:

•
The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors within 90 days after the closing. Failure to meet this date will result in liquidated damages commencing 90 days after the closing from the period from the end of the 90 day period until the date on which the requirement is satisfied. Thereafter, if the Company does not meet these requirements for a period of 60 days for an excused reason, as defined in the Purchase Agreement, or 75 days for a reason which is not an excused reason, this would result in the imposition of liquidated damages. On October 29, 2008, one of the Company’s independent directors resigned. As a result, the Company does not have a majority of independent directors. If the Company does not have a majority of independent directors by January 12, 2009, which is 75 days after the resignation of an independent director, the Company will be subject to liquidated damages.

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

During the nine months ended September 30, 2008, the Company issued 575,842 shares of common stock upon exercise of warrants, and 192,593 shares of common stock upon conversion of series A preferred stock.

During the three months ended September 30, 2008, the Company issued 52,029 shares of common stock upon exercise of warrants

Warrants and Options

A summary of the status of the Company's outstanding stock warrants as of September 30, 2008 and changes during the periods then ended is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at December 31, 2007	11,500,000	$1.40
Exercised 1.30 Warrants	(575,842)	1.30
Cancelled $1.30 Warrants	(1,179,487)	1.30
Cancelled $1.50 Warrants	(6,000,000)	1.50
Balance at September 30, 2008	3,744,671	$1.30

	Warrants Outstanding			Warrants Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.30	3,744,671	4.	$1.30	3,744,671	$1.30

	3,744,671		$1.30	3,744,671	$1.30

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Warrants, are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

As of September 30, 2008, the Company did not have an equity-based incentive plan and no options were outstanding.

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

The Company has entered into five-year leases for factory premises and staff dorms. These leases can be renewed for an additional five-year term. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows: Rent expense for the nine months ended September 30, 2008 and 2007 was $229,992 and $137,769, respectively.

The following table sets for our minimum lease commitments through 2010:

Three months ended December 31, 2008	$74,958
Year ended December 31, 2009	299,833
Year ended December 31, 2010	80,343
$455,134

(b)	Social insurances of Suny’s employees

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

The provision for taxes on earnings consisted of:

	September 30,
	2008	2007
Current income tax expenses:
PRC Enterprise Income Tax	$277,570	$256,238
United States Federal Income Tax	—	—
Total	$277,570	$256,238

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	0%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(0%)
Provision for income tax	7.5%	0%

No material deferred tax liabilities or assets existed as of either September 30, 2008 or 2007.

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

The Company has no United States corporate income tax liability for 2008 or 2007.

16.	RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong from a director’s wife .  The relevant rent expenses consist of following for the nine months ended:

		September 30,
Location	Landlord	2008	2007
No. 10, 6 /F., Hewlett Centre, No. 52-54 Hoi Yuen Road , Kwun Tong, Hong Kong	Mdm Ting Yuen Chung	8,077	—

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

Overview

When used in this quarterly report, the terms "we," and "us" and words of like import refer to China Display Technologies, Inc. and our wholly-owned subsidiaries.

The financial statements reflect the operations of Suny prior to September 12, 1007, the date of the reverse acquisition, and the consolidated operations of the Company and its subsidiaries subsequent to September 12, 2007.

We design, manufacture and market small to medium-sized LEDs and cold cathode fluorescent lamp for various types of displays. Our emphasis is on small to medium-size back lighting unit manufacturing, and we are now developing the large size back lighting unit.

We sell our products to manufacturers of electronic products and not to end users. Our customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate the requirements for our products based in part on non-binding estimates by our customers and potential customers rather than firm orders. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will get the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than we anticipated or require products other than those we anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. During the nine months ended September 30, 2008, we had two customers that generated revenue of more than 10%. These customers accounted for 11% and 10% of our revenue during the nine months ended September 30, 2008. For the year ended December 31, 2007, we had two customers that generated revenue of more than 10% These customers accounted for 19% and 11% of our revenue during the year ended December 30, 2007. The 10% customers for the nine months ended September 30, 2008 and the year ended December 31, 2007 are different customers. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. Although we market to customers both within China and outside of China, our largest customers are Chinese manufacturers, many of whom manufacture products for sale in the international market. As a result, we are dependent upon the international market acceptance of Chinese made products, and the market for our products is dependent upon the global demand for products which use components manufactured by us. The international economy has recently experienced a significant downturn. Although this downturn did not have an effect on our sales, margins and net income for the three and nine months ended September 30, 2008, it is possible that our business may be impacted by any downturn in the market consumer market for the products which use light-emitting devices. To the extent that the economic slowdown affects our customers and their customers, we anticipate that our operations would be affected as well.

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

Under the tax laws of the PRC, we received a 100% tax holiday for 2005 and 2006 for the enterprise income tax. For 2007, 2008 and 2009, under present law, we will be entitled to a 50% tax holiday from this tax. As a result, we did not pay income tax for 2005 and 2006. The tax provision for 2007 and 2008 is 7.5% of taxable income.

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

Our functional currency is the RMB, which is the currency of the PRC, and our reporting currency is United States dollars. Our balance sheet accounts are translated into United States dollars at the year-end exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in owners’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation and transaction gains and losses were immaterial in the statement of operations as incurred. The translation and transaction gains and losses were immaterial for the three months ended September 30, 2008 and 2007.

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

Results of Operations

 Three Months ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended September 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Sales	$10,826	100.0%	$9,175	100.0%
Cost of sales	8,407	77.7%	6,985	76.1%
Gross profit	2,419	22.3%	2,191	23.8%
Selling	397	3.7%	275	3.0%
Research and development	443	4.1%	166	1.8%
General and administrative	379	3.5%	277	3.0%
Income from operations	1,201	11.1%	1,472	16.0%
Interest expense, net	91	0.8%	81	0.9%
Income before income taxes	1,110	10.3%	1,391	15.2%
Provision for (benefit from) income taxes	100	0.9%	112	1.2%
Deemed preferred stock dividend	—	—	2,178	23.7%
Net income	1,010	9.3%	(900)	(9.8%)

Sales were $10.83 million for the three months ended September 30, 2008 (the “September 2008 Quarter”), an increase of $1.6 million, or 18%, from $9.18 million for three months ended September 30, 2007 (the “September 2008 Quarter”). The increase in revenue reflects an increase demand for our products from small screen liquid crystal display and LED manufacturers.

Cost of sales was $8.41 million for the September 2008 Quarter, an increase of $1.4 million, or 20%, compared to $6.99 million for the September 2007 Quarter. The gross profit for the September 2008 Quarter was $2.42 million, an increase of $0.23 million, or 10.4%, from $2.19 million for the September 2007 Quarter. In general, the increase in cost of goods sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the September 2008 Quarter was 22.3%, compared with 23.8% for the September 2007 Quarter.

Selling expenses were $397,000 for September 2008 Quarter, an increase of $122,000, or 44%, compared with $275,000 during the September 2007 Quarter. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products.

Research and development expenses were $443,000 for the September 2008 Quarter, an increase of $277,000, or 167%, from $166,000 for the September 2007 Quarter, as a result of research and development relating to large size BLU products.

General and administrative expenses were $379,000 for the September 2008 Quarter, an increase of $102,000, or 37%, from $277,000 for the September 2007 Quarter. The increase was in line with the increase in our scales of operation, and the additional legal, accounting, financial public relations and other costs that we incurred as a public company.

Income from operations was approximately $1.20 million for the September 2008 Quarter, compared with approximately $1.47 million for the September 2007 Quarter. The increase was primarily the result of factors described above.

Income tax provision for the September 2008 Quarter was approximately $100,000, compared with approximately $112,000 for the September 2007 Quarter. The effective tax rate for both the September 2008 Quarter and the September 2007 Quarter was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

The beneficial effect of the conversion price is reflected as a deemed dividend of approximately $2.2 million to the holders of the series A preferred stock in the September 2007 Quarter. This deemed dividend is a non-cash transaction.

As a result of the foregoing, net income for the September 2008 Quarter was $1.01 million, or $0.08 per share (basic) and $0.04 per share (diluted), as compared with net income of $1.28 million for the September 2007 Quarter. As a result of the deemed preferred stock dividend in the September 2007 quarter, net loss available to common stockholders for the September 2007 quarter was $0.9 million, or $(0.08) per share (basic and diluted).

Nine Months ended September 30, 2008 and 2007

The following table sets forth information from our statements of operations for the Nine months ended September 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Nine Months Ended September 30,
	2008		2007
Sales	$27,267	100.0%	$20,488	100.0%
Cost of sales	21,128	77.4%	15,706	76.7%
Gross profit	6,139	22.6%	4,782	23.3%
Selling	796	2.4%	415	2.0%
Research and developments	816	2.3%	392	1.9%
General and administrative	806	2.6%	569	2.8%
Income from operations	3,722	15.3%	3,405	16.6%
Interest expense, net	373	1.7%	95	0.5%
Other income (expenses)	(3)	0.0%	0	0.0%
Income before income taxes	3,346	13.6%	3,310	16.2%
Provision for (benefit from) income taxes	278	1.1%	256	1.2%
Deemed preferred stock dividend	—	—	(2178)	10.6%
Net income	3,068	12.5%	876	4.3%

Sales were $27.7 million for the nine months ended September 30, 2008 (the “September 2008 Period”), an increase of $6.8 million, or 33%, from $20.5 million for nine months ended September 30, 2007 (the “September 2007 Period”). The increase in revenue reflects an increased demand for our BLU products from small screen LCD manufacturers and the expansion of our market.

Cost of sales was $21.1 million for the September 2008 Period, an increase of $5.4 million, or 35%, compared to $15.7 million for the September 2007 Period. The gross profit for the September 2008 Period was $6.1 million, an increase of $1.4 million, or 28%, from $4.8 million for the September 2007 Period. In general, the increase in cost of goods sold and gross profit resulted from and reflected the increase in revenue, although the gross margin for the September 2008 Period was 22.6%, compared with 23.3% for the September 2007 Period.

Selling expenses were $796,000 for September 2008 Period, an increase of $381,000, or 92%, compared with $415,000 during the September 2007 Period. The increase was attributable to the increase in sales commissions and marketing expenses as a result of and also in line with increase in our revenue.

Research and development expenses were $816,000 for the September 2008 Period, an increase of $424,000, or 108%, from $392,000 for the September 2007 Period, as a result of research and development relating to new projects including large BLU products.

General and administrative expenses were $806,000 for the September 2008 Period, an increase of $237,000, or 42% from $569,000 for the September 2007 Period. The increase was in line with the increase in our scales of operation, and the additional legal, accounting, financial public relations and other costs that we incurred as a public company.

Income from operations was approximately $3.7 million for the September 2008 Period, compared with approximately $3.4 million for the September 2007 Period. The increase was primarily the result of factors described above.

Income tax provision for the September 2008 Period was approximately $278,000, an increase of $22,000, or 8.6% from $256,000 for the September 2007 Period. The effective tax rate for the both the September 2008 Period and the September 2007 Period was 7.5%, as a result of the 50% tax holiday that, under current law, applies to 2007, 2008 and 2009.

For the September 2008 Period, we had net income of $3.07 million, or $ 0.25 per share (basic) and $0.14 per share (diluted), a modest increase from net income of $3.05 million for the September 2007 Period. As a result of the deemed preferred stock dividend in the third quarter of 2007, the net income available to common stockholders for the September 2007 Period was $0.87 million, or $ 0.08 per share (basic) and $0.06 per share (diluted).

Liquidity and Capital Resources

At September 30, 2008, we had a cash balance of $729,000. These funds are major located in financial institutions located in China. We also had restricted cash on $1.9 million, which was being held as security for short-term bank loans.

We are subject to the regulations of the PRC which restricts the transfer of cash from that country, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

As of September 30, 2008, we had working capital of approximately $9.9 million, compared to $8.0 million at September 30, 2007, of which cash and cash equivalents amounted to $729,000 million, compared to $2.5 million at September 30, 2007. Our accounts receivable has been a significant portion of our current assets having increased by $1.5 million in the September 2008 Period. Accounts receivable at September 30, 2008 were $6.7 million, or 44% of current assets, compared to $5.3 million, or 43% of current assets at December 31, 2007. Inventories increased $3.7 million during the September 2008 Period, increasing to $5.4 million, compared to $1.7 million at December 31, 2007. The increase in inventories was substantially offset by a decrease of advance to suppliers $2.8 million in the September 2008 Period, decreasing from $5.5 million at December 31, 2007 to $2.7 million at September 30, 2008. Principally as a result of these factors, our cash flow used in operations amounted $264,000 in the September 2008 Period, compared to net cash provided in operating activities of $2.65 million in the September 2007 Period. As a result of the large percentage of our current assets that are reflected as accounts receivable, we require significant additional financing in order to expand our business. Our business may be impaired to the extent that we are not able obtain necessary financing, as well as by any effects on the current international economic condition. Furthermore, as described below, all of financing is short-term financing, and we cannot assure you that our lenders will continue to renew their loans as they mature. We have no financing commitments which may hinder our ability to generate new business.

For the September 2008 Period, we used cash for investing activities of $2.7 million as compared to $1.6 million for the September 2007 Period. For the September 2008 Period, we used cash for the purchase of property and equipment of $2.7 million. For the September 2007 Period, we used cash for the purchase of property and equipment of $0.9 million.

We have entered into short-term revolving loan facilities, typically for 90-120day periods, with several banks pursuant which we have borrowed $4.4 million. At the end of each period, we are to repay these loans if they are not renewed. At September 30, 2008, there was $4,407,746 outstanding, all of which were due in the third quarter of 2008. These loans bear interest at rates ranging from 6.58% to 9.50% and are secured by restricted cash of $1,895,336. In the past, these notes have been renewed for additional 90-day periods. Additionally, at September 30, 2008, we have a loan payable with a bank of $303,911 which is due on January 22, 2009 and is personally guarantee by our chief executive officer.  During the September 2008 Period, we received gross proceeds of $748,595 from the exercise of warrants and repayment of loan of $1.2m. During the September 2007 Period, our cash from financing activities consisted primarily from net proceed from preferred stock offering and from a loan of $6.5 million, which was offset by a decrease of restricted cash.

As we seek to expand our business, we require additional cash. This requirement is reflected in the $264,241 of cash used on our operations even though we increased revenue of $6.8 million, or 33%, from in the September 2008 Period from the September 2007 Period, and an increase in net income of $2.23 million, or 256%. The average ageing of our accounts receivables at September 30, 2008 was 90 days at September 30, 2008, and 60 days at December 31, 2007. Historically, we have relied upon short term bank loans. We have registered shares of common stock for issuance upon exercise of outstanding warrants. As of September 30, 2008, we received $748,595 from the exercise of warrants. The warrants have an exercise price of $1.30. If all of the remaining warrants are exercised, we will receive proceeds of $4.9 million. However, we do not have a current registration statement covering any additional shares of common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933 and the market price of our common stock at November 7 was less than the exercise price of the warrants. As a result, we cannot assure you that any significant number of warrants will be exercised. We have no commitments from any source to provide financing. If the banks do not continue to extend the loans or if we are unable to obtain financing from other sources, including the exercise of warrants, our ability to continue our growth may be impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

We produce all our products in China and sell 90% of our products to companies in the PRC, many of which export our products in the international market. Our functional currency is RMB, and our financial statements are translated into United States dollars. Translation adjustments resulting from the translation of local currency financial statements into United States dollars are included in determining comprehensive income. Our financial statements are expressed in dollars. At September 30, 2008, the cumulative translation adjustment of $1,574,015 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

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

China Display Technologies, Inc.

Date: November 13, 2008	By:	/s/ Lawrence Kwok-Yan Chan
Lawrence Kwok-Yan Chan Chief Executive Officer, Principal Executive Officer

Date: November 13, 2008	By:	/s/ Jason Ye
Jason Ye Chief Financial Officer, Principal Financial Officer